Form 10QSB
period 1996-03-31
TENET INFORMATION SERVICES INC
filed 1996-05-20
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the quarterly period ended  March 31, 1996

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from ____________ to _____________

                              Commission File No.
                                     0-18113

                        TENET INFORMATION SERVICES, INC.
                        --------------------------------
       (Exact name of small business issuer as specified in its charter)

           UTAH                                            87-0405405
        ----------                                        ------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

                           4885 South 900 East #107
                         Salt Lake City, Utah  84117
                         ---------------------------
                   (Address of principal executive office)

                                (801) 268-3480
                                --------------
                         (Issuer's telephone number)

                                   No Change
                                   ---------
             (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the Issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes _X_   No ___
(2)  Yes _X_   No ___

The Company had 10,708,248 shares of common stock outstanding at May 20, 1996

                        Tenet Information Services, Inc.

                               TABLE OF CONTENTS


PART I	FINANCIAL INFORMATION


Item 1.	Financial Statements (Unaudited)

	   Condensed consolidated balance sheet as of March 31, 1996         	1

   	Condensed consolidated statements of operations for the
    three months and nine months ended March 31, 1996 and 1995         3

   	Condensed consolidated statements of cash flows for the
    nine months ended March 31, 1996 and 1995                          5

    Notes to condensed consolidated financial statements               7


Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 10

PART II	OTHER INFORMATION


Item 1. Litigation                                                    15
Item 2. Changes in Securities                                         15
Item 3. Defaults Upon Senior Securities                               15
Item 4. Submission of Matters to a Vote of Security Holders           15
Item 5. Other Information                                             15
Item 6. Exhibits and Reports on Form 8-K                              15



SIGNATURES                                                            16


                         PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                    ASSETS

                                                             March 31, 1996

CURRENT ASSETS:
        Cash                                                     $   21,501
	Accounts receivable, net of allowance for
           doubtful accounts of $7,500                              101,917
        Current portion of contracts receivable                      28,013
        Inventories                                                  30,492
        Prepaid expenses                                             10,075
                                                                 ----------
                Total current assets                                191,998
                                                                 ----------
CONTRACTS RECEIVABLE, net of current portion                          6,952
                                                                 ----------


DEFERRED SOFTWARE COSTS                                           1,237,419
        Less accumulated amortization                              (890,769)
                                                                 ----------
                                                                    346,650
                                                                 ----------


FURNITURE, FIXTURES AND EQUIPMENT                                   199,053
	Less accumulated depreciation and
                amortization                                       (151,279)
                                                                 ----------
                                                                     47,774
                                                                 ----------


OTHER ASSETS, net                                                     5,425
                                                                 ----------
                                                                 $  598,799
                                                                 ==========



      The accompanying notes are an integral part of this balance sheet.

                 TENET INFORMATION SERVICES, INC. AND SUSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                   (Unaudited)



                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             March 31, 1996

CURRENT LIABILITIES:
	Current portion of related
           party long-term debt                                  $    6,822
        Accounts payable                                            229,154
        Accrued salaries and benefits                                78,948
        Amounts due to related parties                               41,500
        Deferred revenue                                             37,491
                                                                 ----------
                Total current liabilities                           393,915
                                                                 ----------

RELATED PARTY LONG-TERM DEBT,
        net of current portion                                        5,682
                                                                 ----------


SHAREHOLDERS' EQUITY:
	Common stock, $.001 par value;
           100,000,000 shares authorized;
           10,708,248 shares outstanding                             10,708
        Additional paid-in capital                                4,250,647
        Warrants outstanding                                        126,000
        Deferred compensation                                        (8,125)
        Accumulated deficit                                      (4,180,028)
                                                                 ----------
                Total shareholders' equity                          199,202
                                                                 ----------
                                                                 $  598,799
                                                                 ==========








      The accompanying notes are an integral part of this balance sheet.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    For the Three Months Ended
                                                            March 31,
                                                         1996        1995

REVENUES                                             $  339,039  $   77,357
                                                     ----------  ----------
COSTS AND EXPENSES:
        Cost of revenues                                136,583      61,142
        Selling, general and administrative             206,253      86,571
        Software development                             19,480      30,044
                                                     ----------  ----------
                                                        362,316     177,757
                                                      ---------  ----------

LOSS FROM OPERATIONS                                    (23,277)   (100,400)
                                                     ----------  ----------
OTHER INCOME (EXPENSE):
        Interest expense                                 (8,208)     (1,967)
        Interest income                                     -0-         120
                                                     ----------  ----------
           Other expense, net                            (8,208)     (1,847)
                                                     ----------  ----------

NET LOSS                                             $ ( 31,485) $ (102,247)
                                                     ==========  ==========

NET LOSS PER COMMON SHARE                            $     (.00) $     (.02)
                                                     ==========  ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                 10,708,248   4,800,594
                                                     ==========  ==========











      The accompanying notes are an integral part of these statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    For the Nine Months Ended
                                                            March 31,
                                                         1996        1995

REVENUES                                             $  892,147  $  280,740
                                                     ----------  ----------
COSTS AND EXPENSES:
        Cost of revenues                                356,866     162,536
        Selling, general and administrative             544,068     253,626
        Software development                             73,972      71,319
                                                     ----------  ----------
                                                        974,906     487,481
                                                     ----------  ----------
LOSS FROM OPERATIONS                                    (82,759)   (206,741)
                                                     ----------  ----------
OTHER INCOME (EXPENSE):
        Write-off of excess net purchase price         (546,884)         -
        Interest expense                                (11,488)     (9,020)
        Interest income                                     102         846
                                                     ----------  ----------
           Other expense, net                          (558,270)     (8,174)
                                                     ----------  ----------

NET LOSS                                             $ (641,029) $ (214,915)
                                                     ==========  ==========

NET LOSS PER COMMON SHARE                            $     (.07) $     (.05)
                                                     ==========  ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                  9,557,140   4,523,467
                                                     ==========  ==========










      The accompanying notes are an integral part of these statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

			   For the Nine Months Ended
			           March 31,
			   1996    	   1995

CASH FLOWS FROM OPERATING ACTIVITIES:

        Net loss                                    $  (641,029)  $(214,915)
	Adjustments to reconcile net
	  loss to net cash (used in) provided
	  by operating activities -
                Depreciation and amortization            22,600      39,000
                Write-off of excess purchase price      546,884          -
		(Increase) decrease in assets, net
		  of effect of acquisitions:
                   Accounts receivable, net               5,603      10,001
                   Inventories                            2,768       5,208
                   Contracts receivable                  15,768     133,790
                   Prepaid expenses                       4,150          -
                   Other assets                            (866)        (79)
		Increase (decrease) in liabilities,
		  net of effect of acquisitions:
                   Accounts payable                      83,840      14,933
                   Accrued salaries and benefits         28,865       6,976
                   Amounts due to related parties         1,500         (80)
                   Deferred revenue                    (177,703)     25,321
                                                    -----------  ----------
		Net cash (used in) provided by
                  operating activities                 (107,620)     20,155
                                                    -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

        Cash acquired in acquisition                     19,563          -
        Additions to deferred software costs            (65,500)    (90,000)
	Acquisition of furniture, fixtures and
           equipment                                     (9,320)       (870)
                                                    -----------  ----------
		Net cash used in investing
                  activities                            (55,257)    (90,870)
                                                    -----------  ----------




      The accompanying notes are an integral part of these statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                     For the Nine Months Ended
                                                              March 31,
                                                          1996        1995

CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from bridge loan financing         $      -0-   $   30,000
        Principal payments on long-term debt             (4,658)     (7,614)
	Sale of common stock,
          net of offering costs                         176,538          -
                Net cash provided by financing      -----------  ----------
                  activities                            171,880      22,386
                                                    -----------  ----------
NET INCREASE (DECREASE) IN CASH                           9,003     (48,329)

CASH, at beginning of period                             12,498      74,905
                                                     ----------  ----------
CASH, at end of period                               $   21,501  $   26,576
                                                     ==========  ==========



Supplemental disclosure of cash flow information:

        Cash paid during the period for interest     $   11,488  $    9,020
                                                     ==========  ==========

Supplemental disclosure of non-cash financing and investing activities:

During the nine-month period ended March 31, 1996, the Company acquired certain assets of the International HealthCare Consulting Group (HCG) in exchange for assuming $30,000 of debt and issuing common stock valued at $7,000.
(See Note 3) The Company also exchanged 3,000,000 shares of its common stock for all outstanding stock of National Microcomputer Corporation. The assets acquired and liabilities assumed are described in Note 3. In addition, the Company converted $50,000 of bridge financing notes payable to common stock.






      The accompanying notes are an integral part of these statements.

                TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)	Presentation of Interim Financial Statements


The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K.

These condensed financial statements include the necessary adjustments to the March 31, 1996 balance sheet, and the related condensed consolidated statements of operations for the three and nine months ended March 31, 1996 and cash flows for the nine months ended March 31, 1996 to reflect the Company's acquisition of National Microcomputer Corporation on September 29, 1995 and the acquisition of certain assets of the International HealthCare Consulting Group on September 5, 1995.

In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 1996 and the results of its operations and its cash flows for the periods presented herein. The results of operations for the three-month and nine-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 1996.

(2)	Net Loss Per Common Share

Net loss per common share for the three and six months ended March 31, 1996 and 1995 are based on the weighted average number of common shares outstanding during the periods. Warrants and options outstanding have not been included in the computations since any assumption of conversion would have an antidilutive effect thereby decreasing the net loss per common share.

(3)	Acquisitions

On September 5, 1995, the Company entered into an agreement to acquire certain assets consisting primarily of software products and intangible assets of the International HealthCare Consulting Group ("HCG") located in Salt Lake City, Utah. HCG provides consulting services and information systems to various hospital departments. As consideration, the Company issued 50,000 shares of its common stock valued at $7,000 and assumed $30,000 of debt. Due to the immaterial amount of tangible assets acquired and contingencies related to the realizability of the amount paid for the intangible assets, the entire purchase price of $37,000 was expensed in September 1995.

In connection with the asset purchase, the Company entered into employment agreements with HCG's two principal shareholders and consultants. The employment agreements provide for base annual salaries and incentive stock options or bonuses.

Effective September 29, 1995, the Company and National Microcomputer Corporation ("NMC"), with locations in San Diego and San Jose, California, approved a Plan of Reorganization in which NMC was merged with and into Tenet Merger Subsidiary, a wholly-owned subsidiary of the Company incorporated for the purpose of effecting the merger. NMC develops and markets information systems to hospital emergency departments. Three million shares of the Company's common stock were exchanged for all outstanding stock of NMC. The three million shares were valued at $420,000. The merger has been accounted for as a purchase with the results of operations of HCG being combined with those of the Company from the date of acquisition. The total purchase price was allocated to the assets and liabilities acquired or assumed as follows:

Assets acquired at estimated fair value:
       	Cash	                               				$   19,553
        Accounts receivable, net                    88,946
        Other current assets                        16,665
        Furniture and equipment                      2,660
        Deferred software costs                     47,913

Liabilities assumed:
       	Accounts payable			                        (19,143)
        Accrued liabilities                         (4,284)
       	Deferred revenue		                     	  (215,194)
                                                ----------
Net liabilities assumed                            (62,884)

Add: Legal and accounting fees directly
       related to the acquisition                  (27,000)
     Value of common stock issued                 (420,000)
                                                ----------

Excess purchase price                           $  509,884
                                                ==========
Due to NMC's lack of historical profitability and contingencies related to the future realizability of the excess purchase price, the Company expensed the entire $509,884 during September, 1995.

Management believes that the amount of common stock issued for NMC was fair and reasonable based on expected synergies to be achieved by combining NMC with the Company. In addition, NMC brought a customer base of 24 sites and a backlog of four installations.

The following unaudited proforma consolidated statements of operations information for each of the six-month periods ended March 31, 1996 and 1994 presents the proforma results of operations of the Company as if the acquisitions of HCG and NMC had been consummated as of July 1, 1995 or July 1, 1995, respectively.

                                        Nine Months ended    Nine Months ended
                                         March 31, 1996         March 31, 1995

Revenues                                    $ 978,206             $ 776,152
Loss from operations                         (145,845)             (204,077)
Net loss                                     (740,656)             (235,582)
Net loss per common share                        (.08)                 (.04)

(4)  Sales of Common Stock and Issuance of Warrants

	During the nine months ended March 31, 1996, the Company completed a private placement of its common stock in which $252,000 of common stock and common stock warrants were subscribed representing 900,000 units at $.28 per unit. Each unit consisted of (i) one share of common stock, (ii) a warrant to purchase two shares of common stock at $.07 per share, and (iii) a warrant to purchase one share of common stock at $.42. In connection with the private placement, $50,000 of bridge financing was converted to equity and an additional $202,000 was subscribed of which all but $25,000 had been received by March 31, 1996. A portion of the unit price of $.28 was allocated to the warrants to purchase additional shares at $.07 per share, based on estimated fair value. The total amount allocated to the warrants of $126,000 is separately reflected in the accompanying March 31, 1996 balance sheet.

During February, 1996 the Company authorized a private placement of its common stock with a minimum of $201,000 and a maximum of $600,000 to be raised on a best efforts basis. This offering consists of a minimum of 670,000 units and a maximum of 2,000,000 units priced at $.30 per unit. Each unit consists of
(i) one share of common stock and (ii) a warrant to purchase an additional share at $.25 per share if exercised within one year of the placement closing and $.42 afterward until the termination date three years after the placement closing.

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

General

This discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

The Company is engaged in developing and servicing specialized data processing information products used in the respiratory services departments of larger hospitals. During the nine months ended March 31, 1996, the Company acquired certain assets of the International HealthCare Consulting Group ("HCG") and acquired National Microcomputer Corporation ("NMC").

The Company's base product, RCMS/X, has been redeveloped utilizing a UNIX operating system and the Oracle data base. As a result of the acquisitions, the Company has expanded its product lines to include an emergency department computer system known as "EDNet". The Company also has a consulting group which conducts efficiency studies in various hospital situations, as well as customized software solutions to specific hospital requirements.

As of March 31, 1996, the Company had sold or leased its RCMS product to six hospitals and its RCMS/X product to two hospitals at various locations throughout the United States. Generally, the Company's customers purchase the computer hardware from the Company, lease the Company's software and enter into a service contract for the lease period. The Company has just recently begun the marketing of this product through alternative methods, including a distributor.

As of March 31, 1996, the Company had sold its EDNet product to 25 emergency department sites. These sites have annual maintenance contracts for continued support and updates. It is anticipated that a vast majority , if not all of these sites, will renew this maintenance on an annual basis. As of March 31, 1996, the Company was in the process of installing EDNet at an additional site and is in final contract negotiations with two other hospitals.

As of March 31, 1996, the Company has consulting arrangements with four hospitals, with projected revenues over the next six months of approximately $75,000, with other contracts for services in negotiation, one of which has made a retainer deposit of $15,000 for additional work. The Company recognized revenues of $87,000 during the period ended March 31, 1996 from consulting.

Results of Operations

For the three months ended March 31, 1996 compared with the three months ended March 31, 1995.

During the three-month period ended March 31, 1996, the Company had revenues of $339,039 which represented a 438 percent increase from $ 77,357 for the corresponding period of the prior fiscal year. These sales consisted of respiratory software and support $126,517 (37%), emergency department software of $95,099 (28%), emergency department support of $35,375 (10%) and consulting, $82,048 (25%).

This increase in sales is due to the acquisition of NMC which accounted for $130,474 in revenues and the acquisition of HCG which accounted for the $82,048 in revenue from consulting. Revenues from the sale of equipment and respiratory software and support increased to $126,517 from $77,357 in the prior period.

Cost of revenues increased 223% to $136,583 for the three-month period ended March 31, 1996 from $61,142 for the corresponding period of the prior fiscal year as a result of the costs of consulting services which amounted to $47,884 and the additional cost of emergency department installation and support of $72,063.

Selling, general, and administrative costs increased 238% to $206,253 for the three-month period ended March 31, 1996 from $86,571 for the corresponding period of the previous fiscal year. This increase in costs reflects the Company's increased marketing costs associated with the consulting group of $17,900, sales and marketing cost of the emergency system of $26,500, additional Company wide-marketing of $14,500, increased consulting fees of $37,700, and increased legal and accounting fees of $21,000.

Software development costs decreased 35% to $19,480 for the three-month period ended March 31, 1996 from $30,044 for the corresponding period of the prior fiscal year. This is primarily the result of the elimination of the Software Manger position and also as a result of software personnel being involved with installations and service.

The Company incurred an operating loss of $23,277 (nil per share) for the three-month period ended March 31, 1996 compared with an operating loss of $100,400 ($(.02.) per share) for the corresponding period of the previous year.

Interest expense decreased to nil for the three-month period ended March 31, 1996 from $.02 for the corresponding period of the prior year as a result of the related debt being converted to equity.

For the nine months ended March 31, 1996 compared with the six months ended March 31, 1995.

During the nine-month period ended March 31, 1996, the Company had revenues of $892,147 which represented a 318 percent increase from $280,740 for the corresponding period of the prior fiscal year. The 1995 sales consisted of equipment $58,000 (7%), respiratory software and support $281,000 (32%), emergency department software $319,000 (36%) emergency department support $65,000 (7%), and consulting $169,000 (18%).

This increase in sales was due to the Company's acquisition of HCG and NMC. Had these acquisitions not occurred, sales would have remained at the same level. As disclosed in the proforma information included in footnote 3 to the Company's March 31, 1996 financial statements, proforma revenues for the combined entities increased from $776,152 for the nine months ended March 31, 1995 to $978,206 for the nine months ended March 31, 1996. This increase is the result of an increase in emergency department revenues of $202,000 to $495,000 as compared with $293,000 for the corresponding period of the prior year. Consulting revenues were relatively stable.

Cost of revenues increased 220% to $356,866 for the nine-month period ended March 31, 1996 from $162,356 for the corresponding period of the prior fiscal year as a result of a decrease in the costs associated with respiratory software and support of $21,000 and an increase in the costs of consulting services of $93,000 compared with the corresponding period of the prior fiscal year and an increase in the cost of emergency room of $122,000.

Selling, general, and administrative costs increased 215% to $544,068 for the nine-month period ended March 31, 1996 from $253,626 for the corresponding period of the previous fiscal year. This increase in costs reflects the Company's increased marketing costs associated with the consulting group of $46,000 and of the sales and marketing cost of the emergency system of $58,000, additional Company wide marketing of $65,000, increased consulting fees of $47,000, increased legal and accounting fees of $28,000, in addition to increased employee costs of $26,000 for the increased work force.

Software development costs increased 104% to $73,972 for the nine-month period ended March 31, 1996 from $71,319 for the corresponding period of the prior fiscal year. This is a result of personnel changes and of certain software costs being deferred related to the Respiratory Care product and development of a Windows version of the Emergency Department system..

The Company incurred an operating loss of $82,759 for the nine-month period ended March 31, 1996 compared with an operating loss of $206,741 for the corresponding period of the previous year.

In connection with the acquisitions of HCG and NMC during the nine months ended March 31, 1996, the Company expensed $546,884 of excess purchase price. The Company determined based on the historical losses of the operations acquired and contingencies related to the future realizability of the excess purchase price, to charge this amount to expense during the nine months ended March 31, 1996. This write-off increased the net loss by $546,844 to $641,029 or $.07 per share as compared with a net loss of $214,915, or ($.05), per share for the corresponding period of the prior year.

Interest expense increased to $11,488 for the nine-month period ended March 31, 1996 from $ 9,020 for the corresponding period of the prior year as a result of interest due officers as a result of accred expenses.


Liquidity and Capital Resources

The Company has suffered recurring losses from operations since fiscal year 1989, and as of March 31, 1996 had an accumulated deficit of $4,180,028. The operating losses are due in part to significant decreases in revenues in fiscal years 1994, 1993 and 1992 as the Company redeveloped and updated its respiratory product and also as a result of the Company's expensing $546,884 of excess purchase price related to the recent NMC and HCG acquisitions. Management believes that those arrangements were fair, and represent a valuable addition to the Company. The Company has completed converting its proprietary computer-based medical information systems to operate within the networked computer environment. Management believes, based on current favorable customer and market reactions to the new system, that revenues will increase and operations will move to a profitable level. The conversion was completed during fiscal year 1993. Systems were installed at two beta sites in fiscal year 1994. The first production site was sold during fiscal year 1995.

Management expects that the Company's acquisitions of HCG and NMC will allow the Company to achieve synergies with a larger sales base and to obtain efficiencies with expanded operations.

However, as a result of these acquisitions, the Company assumed $215,194 in deferred revenue, as well as other liabilities of $53,427. The actual cost to install the systems to which the deferred revenue relates is anticipated to be substantially less than the amount of deferred revenue.

In addition, during the nine months ended March 31, 1996 the Company signed long-term software license contracts which will provide approximately $400,000 of future cash flows over the remaining life (51-54 months) of these contracts. While not reflected as an asset or revenue, this contract is expected to enhance the Company's cash flow into the future.

The Company also has contracts to install emergency systems in 2 hospitals with revenues of $170,000.

At June 30, 1995, the Company had $50,000 in bridge financing. During the nine months ended March 31, 1996 this "bridge financing" of $50,000 was converted to equity. The Company also received subscriptions for an additional $202,000 of equity which was received by March 31, 1996.

Effective September 5, 1995, the Company acquired certain assets of HCG. The assets acquired include certain accounts receivable, equipment, software products and other intangible assets. In exchange for the assets acquired, the Company agreed to issue 50,000 shares of common stock and assume $30,000 of debt.

On September 29, 1995, the Company and NMC approved the terms of an Agreement and Plan of Reorganization (the "Agreement") pursuant to which NMC was merged with and into Tenet Merger Subsidiary, Inc., a wholly owned subsidiary of the Company incorporated for the purpose of effecting the merger. NMC develops and markets an integrated information management/patient tracking system designed specifically for use in emergency departments.

During the nine months ended March 31, 1996, the Company signed a letter of intent to raise an additional minimum of $201,000 in equity funding and is proceeding with a private placement of its common stock with a minimum of $201,000 and a maximum of $600,000 to be raised on a best efforts basis. This offering consists of a minimum of 670,000 units and a maximum of 2,000,000 units priced at $.30 per unit. Each unit consists of (i) one share of common stock and (ii) a warrant to purchase an additional share at $.25 per share if exercised within one year of the placement closing and $.42 afterward until the termination date three years after the placement closing.

The Company's cash position increased by $9,003 during the nine month period ended March 31, 1996 to $21,501 as compared to $12,498 as of June 30, 1995. However, the Company had a working capital deficit of $201,917 as of March 31, 1996 as compared with a deficit of $60,244 as of June 30, 1995. Operating activities used $107,620 for the nine-month period ended March 31, 1996 as compared with providing $20,155 for the corresponding period of the previous year. The principal sources of cash have been (i) proceeds from private placements of common stock of $176,538, and (ii) $19,553 of cash acquired in the merger with NMC. The Company invested $65,500 in software development costs during the nine-month period ended March 31, 1996 as compared with $90,000 during the corresponding period of the previous year. There were debt payments of $4,658 during the nine months ended March 31, 1996 as compared to $7,614 in the previous year. The Company also expended $9,320 for capital equipment during the nine-month period ended March 31, 1996, as compared with $870 capital investment during the corresponding period of the prior year.

The Company has contingency plans should cash flows decrease to a significant degree. At the present time, the Company believes that these contingency plans, which include slowing the continued development of the new system, will not have to be implemented during fiscal year 1996. Continued installations require financing arrangements, which the Company believes it can obtain in a timely manner.

Management believes that cash flows from existing contract arrangements will be sufficient to allow the Company to operate through the next twelve month period. However, in order to significantly expand its sales, the Company will require additional cash infusions through additional private placements or borrowing arrangements.

Inflation has not had a significant impact on the Company's operations.



PART II	OTHER INFORMATION

Item 1.	Litigation	                                        					N/A
Item 2.	Changes in Securities				                              	N/A
Item 3. Defaults Upon Senior Securities                         N/A
Item 4.	Submission of Matters to a Vote of
    	   Security Holders			                                     N/A
Item 5.	Other Information 				                                 	N/A

Item 6. Exhibits and Reports on Form 8-K

       	Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 20, 1996               TENET INFORMATION
                                   SERVICES, INC.



                                   /s/ Fred J. Anderson
                                   --------------------
                                   Fred J. Anderson
                                   Corporate Secretary
                                   and Chief Financial and Accounting Officer