Form 10KSB
period 1996-06-30
TENET INFORMATION SERVICES INC
filed 1996-10-28
CIK 845696

FORM 10-K(SB)

			SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549

		    Annual Report Pursuant to Section 13 or 15(d)
		       of the Securities Exchange Act of 1934
(Mark One)
[ x ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

	For the fiscal year ended June 30, 1996

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

	For the transition period from ____________ to _____________

				Commission File No.
				     0-18113

			  TENET INFORMATION SERVICES, INC.
	       (Exact name of registrant as specified in its charter)

	   UTAH                                                    87-0405405
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                          Identification No.)

	4885 South 900 East #107
	Salt Lake City, Utah                                       84117
(Address of principal executive office)                         (Zip Code)

	Registrant's telephone number, including area code (801) 268-3480

	__________________________________________________________

	Securities Registered Pursuant to Section 12 (g) of the Act:

				  Common Stock
				(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes_X__ No____
(2) Yes _X_  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any
amendment to this Form 10-K [   ].

The number of shares outstanding of the Registrant's Common Stock as of June 30, 1996 was 11,397,081. The number of shares outstanding of the Registrant's Common Stock as of September 30, 1996 was 13,018,514.

				TABLE OF CONTENTS                   Page #

PART I

	Item 1          Business                                         1

	Item 2          Properties                                      12

	Item 3          Legal Proceedings                               12

	Item 4          Submission of Matters to a Vote of
			Security Holders                                12


PART II

	Item 5          Market for the Registrant's Common Equity
				and Related Stockholder Matters         12

	Item 6          Selected Financial Data                         13

	Item 7          Management's Discussion and Analysis of
			Financial Condition and Results of Operation    14

	Item 8          Financial Statements                            20

	Item 9          Changes In and Disagreements with Accountants
			on Accounting and Financial Disclosure          21


PART III

	Item 10         Directors, Executive Officers, Promoters
			and Control Persons of the Registrant:
			Compliance with Section 16)a) of the
			Exchange Act                                    21

	Item 11         Executive Compensation                          24

	Item 12         Security Ownership of Certain Beneficial
				Owners and Management                   26

	Item 13         Certain Relationships and Related Transactions  27


PART IV

	Item 14         Exhibits and Reports on Form 8-K                28

			(a) List of Financial Statements, Schedules
				 and Exhibits
			(b) Reports on Form 8-K
				8-K Report for NMC Acquisition

SIGNATURES


EXHIBITS                                                   Attached

ITEM 1: BUSINESS

General

In 1978, Telemed Cardio Pulmonary Systems ("Telemed") purchased a pulmonary testing business based in Salt Lake City, Utah. Telemed's business was developed from research performed at the University of Utah on computer applications in medical data processing. Telemed later became a division of Becton Dickinson & Co. ("Becton"), a conglomerate of companies dealing primarily in disposable medical supplies. Telemed's primary focus was in developing and marketing diagnostic computer systems used in pulmonary testing and analysis.

In 1983, Becton's management decided to sell the high technology pulmonary and respiratory care business. The Company was organized on February 24, 1984 by employees of Telemed to purchase Telemed's pulmonary and respiratory care information services business. In March 1984, the Company purchased that business for cash and a promissory note payable to Becton. The Company then repositioned its business to focus on providing the RCMS/X family of products, with a view to offering cost-effective information systems that allow health care institutions to provide better care at less cost. The Company built and serviced much of its mini-computer based hardware and developed its own proprietary software, all state of the art for the mid-eighties.

By 1988, annual revenue had grown to $2.4 million and the Company completed an initial public offering of its common stock through Schneider Securities in 1989. By September 15, 1989, 23 hospitals were using the Company's respiratory care management systems (then referred to as "RCMS") and the Company employed 23 full and part-time people.

Over time, with improvements in computer hardware and performance, the mini-computer based product became dated. With the entrance of two P.C. based competitors, the market shifted away from the Company's RCMS product. The last RCMS sale was made in January 1991. The Company launched a technical development effort to create a new generation of products and meet the competitive challenge. New technology required new programmers, and in 1994 a new senior management team was put in place.

A newly developed system, designated as the RCMS/X, was designed to use off-the-shelf P.C. hardware, commercially available software such as a UNIX operating system and the ORACLE relational data base. The system's open architecture allows it to share information easily with other computers and networks. In 1993, the first two Beta sites were installed and the system was thoroughly tested. In the spring of 1995, after more than three years of development and testing, a production system RCMS/X, including handhelds and hospital interfaces was installed.

International Healthcare Consulting Group Acquisition

Effective September 5, 1995, the Company acquired certain assets of The International HealthCare Consulting Group ("HCG"). The assets acquired included certain accounts receivable, equipment, software products and other intangible assets. In exchange for the assets acquired, the Company agreed to issue 50,000 shares of its common stock and assume $30,000 of debt.

In connection with the assets purchased, the Company also entered into three-year employment agreements with HCG's two principal shareholders and consultants and agreed to issue certain warrants to purchase common stock and to grant certain options to purchase common stock based on future performance.

HCG provides healthcare institutions, mainly hospitals, with professional high-quality, cost effective, consulting services which produce a more efficient, lower cost care delivery model while maintaining the highest quality of care standards. Consulting services are provided in the following areas:

-  Nurse Staffing and Patient Classification
-  Cost Benefit Analysis for Computerized Patient Records (CPR)
-  Productivity
-  Cost Accounting
-  Operations Assessment
-  Modeling and Simulation

National Microcomputer Corporation Merger

On September 29, 1995, the Company and National MicroComputer Corporation ("NMC") approved the terms of an Agreement and Plan of Reorganization (the "Agreement") pursuant to which NMC was merged with and into Tenet Merger Subsidiary, Inc., a wholly owned subsidiary of the Company incorporated for the purpose of effecting the merger. NMC develops and markets an integrated information management/patient tracking system designed specifically for use in emergency departments.

Emergency Department Network System

NMC was founded in California in 1979 by Dr. Richard Gwinn, an emergency medicine professional. NMC originated the concept of a computerized patient tracking and information management system dedicated to emergency department operations. The Emergency Department Network ("EDNet") was first developed in 1989. Early versions ran on highly proprietary hardware and software with limited flexibility and functionality.

In 1991, a decision was reached to completely rewrite and expand the original EDNet software. The first installation of EDNet, version 3, occurred in April 1992. This version was designed for IBM compatible PCs and utilized standard operating systems and database software. With this version the cost of ownership of EDNet was reduced substantially.

EDNet is currently in its fourth release. Recent enhancements include expansion of the discharge aftercare instructions database, a user-sortable patient tracking display and the ScriptMaster enhanced graphical report writer. The Company anticipates that EDNet 32 for Windows will be released in late 1996 or early 1997.

EDNet, is an integrated information management/patient tracking system designed specifically for use in emergency departments. It is a collaborative information management tool used in real time by clinical and management personnel to collect data and provide information at the most efficient points in the patient care process. Demographic information is collected at registration either by way of an interface from the main hospital information system registration function or directly through the EDNet registration process. Clinical flow information is generated and recorded through the tracking system and at the time of discharge through use of custom configured discharge routines. Auxiliary data may be added at any time. Information is stored in linked relational databases which are completely open and non-proprietary, accessible both within the system and through other compatible applications on a shared basis.

System Architecture - EDNet is written in Borland C++ v.3.0 for DOS with the Borland Paradox engine. The server NLM is written in Novell WATCOM C with the advanced NLM development package. All permanent databases and most control files use Paradox 4.5 which NMC supplies with every EDNet System. Files are compatible with Paradox for Windows. EDNet is supplied complete with all necessary licenses. EDNet may run as a DOS session under Windows 3.1 along with other applications.

Hardware - EDNet Version 4.0 runs on a standard Novell network (3.11 or better) with DOS/Windows stations. NMC recommends a Pentium-based server with at least 2 GB of disk storage capacity. The server should be equipped with mirrored drives for data security. Optical disk or tape drives are recommended for backup and archive storage. The server should be supported by an Intelligent uninterruptible power supply (UPS). The server must be suitable for use with Novell Network, v.3.1. Network communications hardware (Ethernet, Token Ring, 10BaseT) should be certified by Novell.
NMC supplies a fully licensed copy of Paradox 4.5 with every EDNet system.

Individual workstations should be 486 or better, with at least 8MB of RAM. Workstations must fully support VGA color graphics. Stations should have DOS installed (5.0 or higher). In addition to the appropriate number of end-user workstations, NMC recommends a dedicated station for remote access communication and a dedicated station for interfaces from the hospital-wide information system. A 9600 baud modem (V.32bis protocol) is required. Carbon Copy (6.0 or 6.1) should be installed on the communications station.

Tracking Functions - The EDNet Patient Tracking module replaces the grease board, chalk board, magnets and markers with an on-screen display, continuously updated and distributed throughout the Emergency Department.

The EDNet Patient Tracking module is the heart of the EDNet System. EDNet status screens are distributed throughout the emergency department so up-to-the-second information on every patient is available at a glance from wherever providers are currently working. There is no need to return to a central point to check on the status of orders, determine which patients have priority, or discover the types of problems that have just been presented at Triage. Updates from Triage, Registration, Order Communications and Discharge are displayed immediately throughout the emergency department.

EDNet provides color coded status screens for designated emergency department areas such as Triage, Registration, Treatment1, Treatment2, Trauma, Pediatrics, Major Medical, Fast Track, Holding, Out in the Hall. During system configuration customers determine how to designate emergency department areas on their EDNet System.

Following installation of EDNet, the department becomes quieter and less hectic. Communication among staff is facilitated by convenient interaction with the EDNet System and vital information is not erased, but instead, recorded.

Time and Motion - EDNet Tracking Module keeps a time stamp record of every patient visit. The system automatically records triage time, the time a patient is registered, the time when a patient is made ready to be seen, a patient is seen by a physician, orders are placed, orders acknowledged, results available, the order is cleared and three specific events in the discharge process. Time stamps and all associated data become available for various analytical studies. The goal is an accurate picture of emergency department operations, greater efficiency, lower waiting times, faster turn around on orders, and improved patient care.

Triage Function - EDNet provides the ability to create triage procedures which meet requirements for intake and initial assessment of ambulatory patients. This function is separate from but fully integrated with the Registration Module. Triage may take place either before or after patient registration as the patient's medical condition requires. Data is merged when both functions have been completed. The triage assessment function contributes to the EDNet database to improve the quality management, research and outcome tracking.

Order Entry Module - Automating the order process while maintaining a database offers department managers improved turn around times and may significantly impact costs. EDNet Order Entry Module (Optional) allows users to automate the order requisition process while simultaneously completing a detailed database entry for all departmental orders. Physicians and nurses gain a simple, consistent means of entering order information and generating a requisition when appropriate. Unit clerks and technicians receive consistent print or screen-based output.

Order status indicators display on the EDNet Tracking Screens and detailed query capability is always available. Providers will know precisely the elapsed time between steps in the order process. EDNet Order Entry software records four time stamps in the permanent database: Order placed, Order acknowledged, Results available and Results reviewed. EDNet Report Writers can be used to examine the order process in detail to improve turn around times, minimize unnecessary procedures and generate a wide variety of routine reports and ad hoc studies.

The EDNet Order Entry Module can be interfaced with laboratory or other ancillary departmental systems or with the main hospital information system
(HIS). The Standard Order Status Interface carries automated status notification flags from HIS order communications software to the EDNet Tracking Screens. Additional interface capability is offered on a custom basis. All EDNet interfaces are available in HL-7 format.

Prescription Function - EDNet Prescription Writer generates printed, signature ready prescriptions at discharge or at any time during or after the patient visit. Warnings and instructions relating to prescribed medication may be automatically incorporated into patient discharge instructions.

The significance of an integrated prescription writer extends far beyond the printing of the prescription itself. As the prescription information is input, database files are simultaneously completed. These database files may be used for many important medical and quality management functions such as follow up of culture results, utilization summaries, formulary management, and analysis of patterns of antibiotic sensitivities.

Data tables are established during system configuration. Typically menus list physicians, drug category, formulary, quantity, dosage, frequency and special instructions. Password security can be applied. Charges for each medication may be indicated if desired. Data tables can be updated easily by emergency department managers, information services personnel or by NMC support staff, using remote access capability.

Charge Entry Module - Recording charges at the point of service reduces lost revenues and produces an accurate record which can be used to verify payments.

EDNet Charge Entry Module (optional) allows users to enter charges at any time during the patient visit. Charges may also be recorded during the discharge process or in a batch mode after a visit. EDNet records charges in a specialized data base table that can be configured to generate a flexible report of charges for individual patients, all patients or special subsets of patients. Reports can describe specific visits, a daily summary of all visits or various date and hourly ranges may be selected. Reports are configured through a selection of menus by authorized personnel. Reports may be viewed on the screen, printed or sent to a computer file in HL-7 format for transmission to the hospital billing function.

Discharge Functions - EDNet aftercare instructions are selected from a database of more than 200 instructions and are printed individually for each patient. Instructions are available in both English and Spanish. English instructions may be selected for either a fifth grade reading level or a ninth grade reading level.

EDNet Discharge Module is extremely flexible. During configuration, various discharge procedures are created to handle standard discharge, hospital admission, transfer, workers compensation cases, trauma registry and other situations. A comprehensive ICD-9 code database is available. Various database menus may be included to record additional details of a patient visit.

Hospitals may wish to accompany the discharge instructions with pertinent information about the facility. Individual instructions are stored in an extensive database, and are chosen from a menu where they can be catalogued by physician, and related to ICD-9 codes. Free-form instructions are fully supported and multiple instructions may be selected. Instruction sets may be imported from other discharge instruction generating systems.

Multiple languages are supported by the system. Any set of discharge instructions kept in the database, in up to 26 languages and variations, may be selected upon discharge. The discharging personnel need not be familiar with that language.

Management Report Writer - The EDNet system can be configured to exceed all applicable JCAHO requirements. Data is collected consistently, for all patients, all the time, without the need for redundant entry or additional staff.

EDNet contains an open, relational database configured to create a variety of standard and recurring reports and available for ad hoc inquiries as well. EDNet will generate and recall logs, routinely run statistical and comparative analyses and with the recently added ScriptMaster feature, display graphical reports to answer management questions without paging through charts and medical records. Virtually any type of report desired can be constructed from the standard report writing menus or by using the ad hoc report writing capability of the databases.

At the present time, the Company is in the process of completing the conversion of the DOS based system to run in the Windows environment. The Company believes that it will be able to start "beta testing" of the Windows product during the second quarter of fiscal 1997, and that the windows version will be available as an upgrade for present customers and new customers.

The Company is concerned that the capital outlay required by hospitals for enhanced hardware to run the windows product could cause delays in the hospital conversions. The Company has no way of determining the significance of these potential delays to its business, if any. However, the Company will offer its DOS product at an attractive price with upgrades in the future to help smooth the timing effects of the hospitals capital requirements.

The Company believes that this will be the first true 32 byte system for emergency rooms commercially available.

Respiratory Care Management System

The RCMS/X is a computer software and hardware system designed specifically for management of respiratory care department information in large hospitals. The system offers automation of treatment orders, work assignment, charting, billing and management information. RCMS/X automation recaptures a time resource that Tenet customers have used to provide significant savings and increased productivity to the labor-intensive respiratory care department. Greater quantity and quality of information provided by RCMS/X aids the department in maintaining and improving standards of patient care.

Software- RCMS/X is built around a UNIX operating system and an Oracle relational data base. The Company's software emphasizes flexibility, allowing users to define files for specific department information such as treatment, therapist and patient data. The program also accommodates a diverse range of utilization strategies which allow it to work efficiently in sites with a variety of layouts, service offerings and management structures.

Hardware- Respiratory care places tremendous demands on a departmental computer system. Tracking patient care and managing department activities requires instant access to a tremendous volume of information. RCMS/X hardware components include: (i) a Pentium (100+ MHz) with at least 64 Mb of main memory and 2 or more gigabytes of disk storage, (ii) laser printer
(iii) personal workstations; and (iv) portable workstations. Hardware is designed to respond efficiently to a myriad of information entries and requests. Orders, work assignments, charting, billing and management information are all accessible, simultaneously, from multiple locations.

Personal Workstations- Tenet personal computer workstation packages offer managers nearly limitless database access and analysis capability. These may be configured with various levels of power and capacity to suit individual needs.

Portable Workstations- The Tenet Transit Portable Workstation is a rugged handheld terminal that displays therapist work information and offers bedside charting and data entry capability. Transit was developed in response to customer interest in allowing data collection during work performance, thereby eliminating much of the time spent in end of shift data entry using conventional terminals. Information collected with the Transit is reviewed and printed remotely as needed, and is uploaded to the RCMS/X central computer database via RS232 serial ports. Transit achieves the critical objective for any product in the portable data collection market: cost-effectiveness through enhanced productivity. Transit was initially introduced at an industry convention in November 1986, and this product has been upgraded several times.

Order Management- Typically, respiratory care departments operate on a manual treatment ordering system, a system which consumes much time and which often fails to serve the department's needs. The high volume of orders makes maintaining manual systems extremely burdensome. Manual systems are also subject to losing charges because of poor tracking of related order items that accompany many respiratory procedures. RCMS/X provides fast, comprehensive entry and review of respiratory care order information. A fully detailed order may be entered in less than a minute. From that point, the system will screen orders for medical appropriateness, automatically link related order items and charges, and prepare orders for therapist assignment. RCMS/X offers on-request reports designed to meet the department's order documentation and review needs.

Work Assignment- Efficient assignment of work for each shift involves balancing treatment types, priorities and locations with various therapist workloads and abilities. Limited time and information make this task difficult. Typical assignment systems exact a toll in therapist efficiency by necessitating lengthy inter-shift reporting of work status. RCMS/X uses order information, combined with department staff and treatment information, to create detailed therapist work assignments which reflect appropriate treatment type, therapist ability and workload levels. These assignments can be quickly reviewed and altered by shift supervisors as necessary. Therapists receive printed schedules and/or workload information downloaded to Tenet Transit Portable Workstations which they use as guides in performing their rounds. Because RCMS/X treatment charting automatically updates the next shift's work assignments, intershift reporting time is minimized.

Charting- Manual charting methods present a number of problems that can hinder productivity, quality of care, and reimbursement for services. Charting results by hand is time-consuming, especially when a patient's chart must be found or is being used by other hospital personnel. Detail, legibility and clarity are often compromised during peak work loads, resulting in incorrect medical service and audit disallowances. Paper systems are also vulnerable to breaks between procedure charting and the billing process. RCMS/X charting is designed to provide an accurate, flexible and efficient system for collecting, reporting and tracking treatment charting information. The Tenet Transit Portable Workstation allows fast, accurate bedside charting. Prompts defined for each procedure ask for specific items of charting information. The therapist quickly selects the appropriate user-defined responses. Free text may be easily entered when special comments are necessary. Charting quality and presentation are significantly improved by standardization, prompting for complete information and clear report printing. At shift's end, collected data is uploaded to the Tenet central system. Transit charting information is used directly by RCMS/X to generate patient charts, billing and audit reports. RCMS/X also offers a wide array of management reports for orders, treatments, workload, staffing, inventory and productivity.

Billing- Typical department billing processes are vulnerable to breaks in the paper trail started upon treatment completion. Often, therapists spend valuable time laboriously filling out charge slips, which may be subsequently lost or left incomplete. Finally, billing must be manually transformed from paper to electronic information usable by the hospital's billing system. The results are costly in time, lost charges and in third-party audit disallowances. RCMS/X provides billing information well suited for audits, generates reports for evaluation of department activities, and reduces lost charges significantly. As soon as a treatment is scheduled,

RCMS/X automatically records it in the billing files listing all charges, supplies and related services. All treatments charted are automatically billed unless acknowledged as missed, with an explanation for the missed treatment. This design ensures that nothing is inadvertently left off the patient's bill and provides an accurate means of tracking the daily activities of department personnel.

Management Information- Respiratory care managers are often forced to make critical decisions on department operations without the benefit of accurate data. In departments that employ a large therapist staff and bill millions of dollars annually, inadequate information limits effective management. Effective management is even more crucial in a field which is under tightening regulatory pressure and which is experiencing severe shortages of trained therapists. RCMS/X management reports and database access programs provide timely management information for a wide spectrum of department activities. These tools assist managers in improving department efficiency, planning future operations and responding to rapid changes in staffing and service demands while ensuring quality respiratory care services. In addition to a full complement of RCMS/X management reports, department managers may scrutinize department data utilizing interfaced personal computers running spreadsheets and other programs. The Company's PC Management Workstation offers managers unlimited access to the RCMS/X database, which describes virtually every activity in the department. The information is always timely because it is created by constant input of data from the department's activities.

The Company is presently evaluating the feasibility and marketability of converting the RCMS/X code to run in a small hospital situation utilizing a Windows environment for added flexibility.

Marketing

The Company's sales and marketing is conducted by the vice-president of Sales for the emergency and respiratory products.

The consulting sales and marketing is conducted by the Chief Operating Officer who was previously the President of the consulting group acquired by the Company.

It is the responsibility of the Chief Operating Officer to ensure that all leads and customers are coordinated in an effort to maximize results with a limited budget.

Because the Company has changed its previous marketing methods as a result of the mergers and acquisitions, and because of the Company's limited financial resources, it may be difficult for the Company to properly pursue all sales contacts.

At present, the Company sells and licenses its emergency software, sells the RCMS/X hardware, leasing its respiratory software on a monthly basis and requires maintenance contracts for service and updates. Consulting services are charged on a negotiated basis.

Product Development

The Company's present product development on the RCMS/X is under review. However, the basic premise will be to convert the present software to run "single-user" in smaller hospitals, allowing the Company to reach a wider market.


Protection of Proprietary Rights

The Company holds a registered trademark on the name "TRANSIT". In addition, the Company expects to seek certain patent, trademark and/or copyright protection in the further development of its new products, if appropriate. The Company has entered into non-disclosure agreements with employees, consultants and customers to protect its proprietary technology.


Capital Stock

The Company's Articles of Incorporation authorize the board of directors, without shareholder approval, to issue up to 1,000,000 shares of preferred stock with such rights and preferences as the board of directors may determine in its discretion. The board of directors has the authority to issue shares of preferred stock having rights prior to the common stock with respect to dividends, voting and liquidation.

On August 24, 1994, a shareholder meeting was held which resulted in the authorized common stock of the Company being increased to 100,000,000 shares.


PRIVATE PLACEMENTS

In March 1995, the Company signed a letter of intent with Schneider Securities, Inc., ("SSI") to raise a minimum of $252,000 or a maximum of $756,000 under a best efforts private placement offering of common stock. Under the contemplated arrangement, SSI was to receive commissions of ten percent of the proceeds and warrants dependent upon the amount of capital raised. The Company and SSI did not proceed with the private placement offering; however, the Company agreed to issue three-year warrants to purchase 90,000 shares of the Company's common stock at $.42 per share to SSI as consideration for services rendered, as well as other fees not to exceed $12,600.

During fiscal 1996, the Company entered into arrangements with several accredited investors to sell units at $.28 per unit. Each unit consists of one share of common stock, one Class A Warrant and two Class B Warrants to purchase additional shares of common stock. The Class A Warrants have an exercise price of $.42 per share and the Class B Warrants have an exercise price of $.07 per share for a three-year period. A total of 900,000 units were sold by the Company resulting in total proceeds of $252,000. The Company also incurred $15,470 of offering costs in connection with the arrangements.

During February 1996, the Company authorized a private placement of its common stock with a minimum of $201,000 and a maximum of $600,000 to be raised on a best efforts basis by Schneider Securities Inc. This offering consists of a minimum of 670,000 units and a maximum of 2,000,000 units priced at $.30 per unit. Each unit consists of (i) one share of common stock and (ii) a warrant to purchase an additional share at $.25 per share if exercised within one year of the placement closing and $.42 afterward until the termination date three years after the placement closing.

As of June 30, 1996, 688,833 units had been sold resulting in proceeds to the Company of $185,852, net of offering expenses of $20,799. No additional amounts beyond the initial closing were received and the Private Placement Offering expired.

As of June 30, 1996, the Company had outstanding bridge financing notes of $40,992 including accrued interest at 12 percent per annum. Subsequent to June 30,1996, the $40,992 was repaid.

Warrant Conversion

On August 30, 1996, the board of directors authorized a reduction of the exercise price of the Company's Class B warrants to $.05 from $.07 per share, contingent upon conversion by September 30, 1996. A total of 1,621,424 warrants were exercised, leaving 178,575 Class B warrants outstanding. Proceeds to the Company totaled $81,071, of which $10,643 was paid through the conversion of existing debt owing to the warrant holder.


Employees

At September 30, 1996, the Company employed ten full-time employees, two part-time employees and several independent service contractors. The number of employees and their responsibilities are as follows: seven professional, three technical, two clerical.


Competition

The health care information systems industry is highly competitive. There are many companies of considerable size and expertise that could enter the Company's market for respiratory care and emergency management systems. The Company is aware of competing respiratory care management systems and emergency room information systems.

The Company believes that it is imperative that it be competitive in service and product performance. The Company stresses customer service wherever the product is placed.

With the enhancements to the capabilities of networks, the Company has determined it must adopt new technology in order to continue to compete effectively in the large hospital marketplace. As discussed in Product Development, the Company is further developing and converting its products. This effort is expected to enable the Company to compete in this marketplace.

The Company's RCMS/X system utilizes a UNIX operating system, and the Oracle relational data base. This allows the system to operate on many platforms, and to be upgraded to take advantage of new technology made
available to the marketplace.   The Company is developing its Windows
version of the emergency room system to run under Windows95 or Windows NT.


ITEM 2: PROPERTIES

The Company's headquarters and operational facilities are located in Salt Lake City, Utah. The Company leases approximately 3,490 square feet of office space at a cost $3,490 per month. This is pursuant to a lease which expires on November 15, 1998.


ITEM 3: LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, nor to the knowledge of management, is any litigation threatened against the Company.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None


PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's Common Stock began trading in the over-the-counter market in May 1989. Prices were quoted on the National Association of Security Dealers Automated Quotation System ("NASDAQ") under the symbol "TISI" until November 1, 1991 at which time the Company was suspended from NASDAQ for untimely filings and inadequate financial resources. On September 3, 1996, the symbol was changed to "TISV."

On November 1, 1991, the reported closing bid and asked prices of the Company's Common Stock were $.03125 and $.0622, respectively. Since November 1, 1991, there has been no reported trading market for the Company's Common Stock. The number of shareholders of record for the Company's Common Stock as of September 30, 1996 was 325 which includes depositories and broker/dealers who hold shares of Common Stock in "nominee" or "street names".

ITEM 6: SELECTED FINANCIAL DATA

The selected financial data as of and for each of the fiscal years ended
June 30, 1992 through 1996 has been derived from the Company's financial statements which have been audited by Arthur Andersen, LLP, independent public accountants. The following selected financial data should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this Form 10-KSB.



Statement of Operations Data
					   Year Ended June 30,
			    -------------------------------------------
			      1996     1995     1994     1993     1992
			      (In thousands, except per share amounts)

Revenues                    $1,054     $369     $392     $560    $ 428
Loss from operations          (571)    (319)    (356)    (374)    (314)
Net loss                    (1,132)    (335)    (375)    (467)    (450)
Net loss per
 common share                 (.11)    (.07)    (.09)    (.14)    (.15)



Balance Sheet Data
					    As of June 30,
			     ------------------------------------------
			      1996     1995     1994     1993     1992
					    (In thousands)

Working capital
  (deficit)                  $(319)    $(60)    $164     $636   $  332
Total assets                   573      406      570      988    1,437
Long-term obligations            4       11      195      203      857
Stockholders' equity
  (deficit)                   (106)     172      180      550      253

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

For additional understanding of the Company's results of operations and financial condition, the following discussion should be read in conjunction with the discussions of the Company's business operations included in the Company's previously filed Reports on Form 10-QSB for the quarterly periods ended September 30, 1995, December 31, 1995 and March 31, 1996 .

The Company has been engaged in developing and servicing specialized data processing information products used in the respiratory services departments of larger hospitals. During the fiscal year ended June 30, 1996, the Company expanded its operations by acquiring certain assets of the International HealthCare Consulting Group ("HCG") and merging with National Microcomputer Corporation ("NMC").

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

As of September 30, 1996, the Company had sold or leased its RCMS product to six hospitals and its RCMS/X product to two hospitals at various locations throughout the United States. Generally, the Company's customers purchase the computer hardware from the Company, lease the Company's software and enter into a service contract for the lease period. The Company has just recently begun the marketing of this product through alternative methods, including a distributor.

As of September 30, 1996, the Company had sold its EDNet product to 25 emergency department sites. These sites have annual maintenance contracts for continued support and updates. It is anticipated that a vast majority, if not all of these sites, will renew this maintenance on an annual basis. As of September 30, 1996, the Company was in the process of installing EDNet at two additional sites and sales contracts with other hospitals are pending.

As of September 30, 1996, the Company is anticipating consulting arrangements with three hospitals, with projected revenues over the next fiscal year of approximately $300,000, with other contracts for services in negotiation, one of which has made a retainer deposit of $15,000 for additional work. The Company recognized revenues of $294,000 during the fiscal year ended June 30, 1996 from consulting.

Results of Operations

Fiscal 1996 Compared with Fiscal 1995

During fiscal year 1996, the Company had revenues of $1,054,453 which represented an increase of $685,407 (186%) from $369,046 for the prior fiscal year. The following table presents the actual components of revenues for fiscal 1996 and 1995 and the proforma revenues as if the HCG and NMC acquisitions had occurred at the beginning of fiscal 1995. The proforma results are for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of fiscal 1995.


		       ACTUAL       Increase            PROFORMA  Increase
REVENUES          FY 96     FY 95  (Decrease)   FY96      FY95   (Decrease)
--------------------------------------------------------------------------
EDNet Systems $  397,103 $    -0-  $ 397,103 $  469,652 $ 326,473 $ 143,179
RCMS Systems     362,774   369,046    (6,272)   362,774   369,046    (6,272)
Consulting       294,576      -0-    294,576    308,366   212,570    95,796
	      ---------- --------- --------- ---------- --------- ---------
Total         $1,054,453 $ 369,046 $ 685,407 $1,140,792 $ 908,089 $ 232,703
	      ========== ========= ========= ========== ========= =========


Total sales increased by $685,996 which was due to the Company's acquisition of HCG, with revenues of $294,576, and the merger with NMC, with revenues related to the EDNet System of $397,103. Revenues related to the RCMS Systems in the aggregate declined slightly by $6,272. On a proforma basis, revenues related to the EDNet System and Consulting revenues increased a toal of $232,703 as a result of increased sales of the emergency system and an increase in consulting contracts

The following table details cost of revenue by product, comparing the prior fiscal year as shown on financials.

						      Increase
				     1996     1995   (Decrease)
				    ------   ------  ---------
EDNet System                     $  89,835 $    -0-  $  89,835
RCMS Systems                       209,539   234,970   (25,431)
Consulting                         194,101      -0-    194,101
Amortization & Writedown
of Deferred Software Costs          66,480    34,920    31,560
				 --------- --------- ---------
Total                            $ 559,955 $ 269,890 $ 290,065
				 ========= ========= =========

Cost of revenues increased by $290,065 (107%) to $559,955 for fiscal year 1996 compared with $269,890 for the previous fiscal year. Cost of revenues related to the EDNet System for fiscal year 1996 were $89,835, with a gross margin of 77%. This compares to cost of revenues of $143,016 with a gross margin of 56% for the prior twelve month period. This increase in margin results from economics of the merger, and consolidation of software and support, as well as increased revenues.

Respiratory cost of revenues declined to $209,539 for fiscal year 1996 compared with $234,970 for the prior fiscal year as a result of a smaller installed base of systems to be maintained. Consulting margins were 34% for fiscal year 1996. As no cost of revenues amounts are available to the Company for the prior year no comparison between the years is made. Amortization and write-downs of deferred software costs increased by $31,560, or 90% to $66,480 for fiscal year 1996 compared with $34,920 for the previous fiscal year. This is a result of the Company's review of remaining economic value and a writedown of its investment in deferred software of RCMS/X .

Selling, general and administrative expenses increased by $492,102, or 152%, to $816,055 for fiscal year 1996 compared with $323,953 for the previous fiscal year. This is a result of increased costs of marketing of $272,272 resulting from increased sales travel, commissions, trade shows and associated costs of the combined entities. General and Administrative salaries increased by $40,720, employee benefit cost by $72,546, travel increased by $10,466, building lease increased by $18,070, telephone increased by $8,484, outside services increased by $30,857, legal and accounting increased by $32,613. Other miscellaneous cost increased by $6,074.

Software development expenses increased by $155,207 or 165%, to $249,000 for fiscal year 1996 from $93,793 for fiscal 1995. This is the result of increased personnel assigned to the Emergency Department Windows product, use of outside contractors and no capitalization of software costs.

Interest expense decreased to $14,929 for fiscal year 1996 compared with $16,834 for fiscal year 1995. This is the result of lower interest rates and less interest bearing debt.

The Company had a write-down of excess purchase price of $546,884 for fiscal year 1996. There was no similar write-down during the corresponding period of the prior fiscal year. This write-down was the result of the fact that on September 5, 1995, the Company entered into an agreement to acquire certain assets consisting primarily of software products and intangible assets of the HCG located in Salt Lake City, Utah. HCG provides consulting services and information systems to various hospital departments. As consideration, the Company issued 50,000 shares of its common stock valued at $7,000 and assumed $30,000 of debt. Due to the immaterial amount of tangible assets acquired and contingencies related to the realizability of the amount paid for the intangible assets, the entire purchase price of $37,000 was expensed during fiscal year 1996.

Effective September 29, 1995, the Company and NMC, with locations in San Diego and San Jose, California, approved a Plan of Reorganization in which NMC was merged with and into Tenet Merger Subsidiary, a wholly-owned subsidiary of the Company incorporated for the purpose of effecting the merger. NMC develops and markets information systems to hospital emergency departments. Three million shares of the Company's common stock were exchanged for all outstanding stock of NMC. The three million shares were valued at $420,000. The merger has been accounted for as a purchase with the results of operations of NMC being combined with those of the Company from the date of acquisition. The total purchase price was allocated to the assets and liabilities acquired or assumed as follows:

Assets acquired at estimated fair value:
	Cash                                     $   19,553
	Accounts receivable, net                     88,946
	Other current assets                         16,665
	Furniture and equipment                       2,660
	Deferred software costs                      47,913
						 ----------
						 $  175,737
						 ----------
Liabilities assumed:
	Accounts payable                         $  (19,143)
	Accrued liabilities                          (4,284)
	Deferred revenue                           (215,194)
						 ----------
						 $ (238,621)
						 ----------
Legal and accounting fees directly
  related to the acquisition                     $  (27,000)
Value of common stock issued                       (420,000)
						 ----------
Excess purchase price                            $  509,884
						 ==========

Due to NMC's lack of historical profitability and contingencies related to the future realizability of the excess purchase price, the Company expensed the entire $509,884 during the fiscal year 1996.

Management believes that the amount of common stock issued for NMC and HCG was fair and reasonable based on expected synergies to be achieved by combining NMC with the Company. In addition, NMC brings a customer base of 24 sites and a backlog of four installations.

As a result of the above factors, the net loss from operations increased to $570,557 for fiscal year 1996 compared with a loss of $318,590 for fiscal year 1995.

Net loss increased to $1,132,370, or $.11 loss per share for fiscal year 1996 compared with loss of $335,424, or $.07 loss per share for fiscal year 1995.


Fiscal 1995 Compared with Fiscal 1994

During fiscal year 1995, the Company had revenues of $369,046 compared with $391,983 for the prior fiscal year. Software license and maintenance fees increased to $325,435 for fiscal year 1995 compared with $320,471 for the prior fiscal year. This relatively flat performance reflects the fact that the Company had no significant new sales and the continued month-to-month use of the old RCMS product. Sales of computer hardware and components decreased to $43,611 for fiscal year 1995 from $71,512 for the previous fiscal year. Management of the Company believes that this decrease was due mainly to potential customers delaying purchases until the new RCMS/X is fully implemented and to customers purchasing competitor's equipment. (See Competition, p.11)

Cost of revenues increased to $269,890 for fiscal year 1995 compared with $266,847 for the previous fiscal year. The cost of computer hardware and components declined to $93,426 for fiscal year 1995 compared with $95,473 for the previous fiscal year. This is the result of changes in product mix and corresponding margins.

The cost of software licenses and maintenance contracts increased to $141,544 for fiscal year 1995 compared with $123,874 for the previous fiscal year. This is the result of higher costs associated with beta site testing. The Company does not expect future maintenance costs to increase from current levels, which are covered by maintenance (or warranty) contracts that are in place with its customers.

Amortization and write-downs of deferred software costs decreased to $34,920 for fiscal year 1995 compared with $47,500 for the previous fiscal year. This represents normal software amortization.

Selling, general and administrative expenses decreased to $323,953 for fiscal year 1995 compared with $365,404 for the previous fiscal year This is in line with the previous years costs and reflects current sales efforts.

Software development expenses decreased slightly to $93,793 for fiscal year 1995 from $115,765 for fiscal 1994. This is the result of the capitalization of $137,730 associated with the RCMS/X product.

Interest expense and other decreased to $16,834 for fiscal year 1995 compared with $18,992 for fiscal year 1994.

As a result of the above factors, the net loss for fiscal year 1995 decreased to $335,424 from $375,025 for fiscal year 1994; while net loss per common share decreased to $.07 for fiscal year 1995 compared with $.09 for fiscal year 1994.


Liquidity and Capital Resources

The Company has suffered recurring losses from operations since fiscal year 1989, and as of June 30, 1996 had an accumulated deficit of $4,671,369.
The operating losses are due in part to significant decreases in revenues in fiscal years 1994, 1993 and 1992 as the Company redeveloped and updated its respiratory product and also as a result of the Company expensing $546,884 of excess purchase price related to the recent NMC and HCG acquisitions in fiscal 1996. Management believes that the acquisition arrangements were fair, and represent a valuable addition to the Company.

Management anticipated that the Company's acquisitions of HCG and NMC would allow the Company to achieve synergies with a larger sales base and to obtain efficiencies with expanded operations. While revenues rose significantly, the cost of combining these acquisitions were higher than anticipated.

As a result of these acquisitions, the Company assumed $215,194 in deferred revenue, as well as other liabilities of $53,427. The actual cost to install the systems to which the deferred revenue relates was substantially less than the amount of deferred revenue.

In addition, during the fiscal year ended June 30, 1996 the Company signed long-term software license contracts which will provide approximately $775,000 of future cash flows over the remaining life of these contracts. While not reflected as an asset or revenue, these contracts are expected to enhance the Company's cash flow into the future. The Company also has contracts to install emergency systems in 3 hospitals which will generate $225,000 in revenues.

During the fiscal year ended June 30, 1996, the Company signed a letter of intent to raise an additional minimum of $201,000 in equity funding. While this private placement of its common stock had a maximum of $600,000 to be raised on a best efforts basis, the Company did not extend the offering period . This offering consists of a minimum of 670,000 units and a maximum of 2,000,000 units priced at $.30 per unit. Each unit consists of
(i) one share of common stock and (ii) a warrant to purchase an additional share at $.25 per share if exercised within one year of the placement closing and $.42 afterward until the termination date three years after the placement closing. This offering closed on June 28, 1996 raising for the Company a net amount of $185,852.

Subsequent to June 30, 1996, the Company accelerated conversion of its Class B warrants by offering a discount to $.05 from $.07 per share if exercised prior to September 30, 1996. A total of 1,621,424 warrants were exercised, resulting in $70,429 of cash and $10,643 in debt being converted.

At June 30, 1996, the Company had $40,992 in bridge financing. This was repaid with proceeds from the Private Placement Offering.

The Company's cash position increased by $197,091 during the fiscal year ended June 30, 1996 to $209,589 as compared to $12,498 as of June 30, 1995. However, the Company had a working capital deficit of $318,884 as of June 30, 1996 as compared with a deficit of $60,244 as of June 30, 1995. Operating activities used $219,835 for the fiscal year ended June 30, 1996 as compared with providing $56,829 for the corresponding period of the previous year. The principal sources of cash have been (i) proceeds from private placements of common stock of $372,381, (ii) borrowings from a related party of $40,942 and (iii) $19,553 of cash acquired in the merger with NMC. The Company did not capitalize any software costs during the fiscal year ended June 30, 1996 as compared with investing $137,730 during the corresponding period of the previous year. There were debt payments of $6,273 during the fiscal year ended June 30, 1996 as compared to $5,583 in the previous year. The Company expended $9,727 for capital equipment during the fiscal year ended June 30, 1996, as compared with $25,923 capital investment during the corresponding period of the prior year.

Management believes that cash flows from existing contract arrangements, along with prudent expenditure control will be sufficient to allow the Company to operate through the next twelve month period. However, in order to significantly expand its sales, the Company will require additional cash infusions through additional private placements or borrowing arrangements. This may require that certain officers/directors grant time concessions for current amounts due (an aggregate of $122,000), and continue to perform duties for the Company on a reduced role or deferred payment basis. There are no assurances that these concessions will be made.

Inflation has not had a significant impact on the Company's operations.

ITEM 8: FINANCIAL STATEMENTS

	Index to Financial Statements


Report of Independent Public Accountants                                  F-1


Balance Sheets as of June 30, 1996 and 1995                               F-2

Statements of Operations for the Years Ended
June 30, 1996, 1995 and 1994                                              F-4

Statements of Shareholders' Equity for the
Years Ended June 30, 1996, 1995 and 1994                                  F-5

Statements of Cash Flows for the Years Ended
June 30, 1996, 1995 and 1994                                              F-6

Notes to Financial Statements                                             F-9

		 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenet Information Services, Inc.:

We have audited the accompanying consolidated balance sheets of Tenet Information Services, Inc. (a Utah corporation) and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tenet Information Services, Inc. and subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced recurring losses from operations, has a working capital deficit and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



ARTHUR ANDERSEN LLP

Salt Lake City, Utah
September 5, 1996

	      TENET INFORMATION SERVICES, INC. AND SUBSIDIARY

			CONSOLIDATED BALANCE SHEETS


				  ASSETS

						As of June 30,
					      1996         1995
					    --------     --------
CURRENT ASSETS:
  Cash                                    $  209,589   $   12,498
  Accounts receivable, net of allowance
   for doubtful accounts of $7,500 in
   1996 and $0 in 1995                       114,495       18,574
  Contracts receivable                        27,939       50,733
  Inventories                                  5,000       30,820
					  ----------   ----------
	  Total current assets               357,023      112,625
					  ----------   ----------

DEFERRED SOFTWARE COSTS                    1,124,006    1,124,006
  Less accumulated amortization             (943,369)    (885,369)
					  ----------   ----------
					     180,637      238,637
					  ----------   ----------

FURNITURE, FIXTURES AND EQUIPMENT            119,302      187,073
  Less accumulated depreciation and
    amortization                             (84,945)     (137,329)
					  ----------    ----------
					      34,357        49,744
					  ----------    ----------

OTHER ASSETS, net                              1,425         4,559
					  ----------    ----------

					  $  573,442    $  405,565
					  ==========    ==========











	The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

	      TENET INFORMATION SERVICES, INC. AND SUBSIDIARY

			CONSOLIDATED BALANCE SHEETS


	      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

						As of June 30,
					      1996         1995
					    --------     --------

CURRENT LIABILITIES:
  Notes payable                           $   66,998   $      -
  Current portion of related party
    long-term debt                             7,046        6,272
  Accounts payable                           313,639      110,798
  Accrued salaries and benefits              148,133       45,799
  Deferred revenue                           128,891          -
  Amounts due to related parties              11,200       10,000
					  ----------    ----------
	  Total current liabilities          675,907      172,869
					  ----------    ----------
RELATED PARTY LONG-TERM DEBT, net of
  current portion                              3,843       10,890
					  ----------   ----------

BRIDGE FINANCING NOTES PAYABLE                   -         50,000
					  ----------   ----------

COMMITMENTS AND CONTINGENCIES
  (Notes 1,3 and 5)

SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value;
    100,000,000 shares authorized,
    11,397,081 and 6,822,248
    shares issued, respectively               11,397        6,822
  Additional paid-in capital               4,418,568    3,764,983
  Accumulated deficit                     (4,671,369)  (3,538,999)
  Warrants outstanding                       143,221          -
  Treasury stock, at cost, 64,000 common
    shares in 1995                               -        (48,000)
  Deferred compensation                       (8,125)     (13,000)
					  ----------   ----------
	  Total shareholders'
	    equity (deficit)                (106,308)     171,806
					  ----------   ----------

					  $  573,442   $  405,565
					  ==========   ==========




	The accompanying notes consolidated to financial statements are an integral part of these consolidated balance sheets.

	      TENET INFORMATION SERVICES, INC. AND SUBSIDIARY

		   CONSOLIDATED STATEMENTS OF OPERATIONS


					For the Years Ended June 30,
					 1996        1995       1994

REVENUES:
  Software license fees and
    maintenance                     $   688,751 $   325,435 $   320,471
  Sales of computer hardware
    and components                       71,126      43,611      71,512
  Consulting services                   294,576         -           -
				    -----------   ---------   ---------
	  Total revenues              1,054,453     369,046     391,983
				    -----------   ---------   ---------
COSTS AND EXPENSES:
  Cost of revenues-
    Software license fees and
      maintenance                       242,056     141,544     123,874
    Amortization and write-downs
      of deferred software costs         66,480      34,920      47,500
    Computer hardware and components     57,318      93,426      95,473
    Consulting services                 194,101         -           -
				    -----------   ---------   ---------
	  Total cost of revenues        559,955     269,890     266,847

  Selling, general and
    administrative                      816,055     323,953     365,404
  Software development                  249,000      93,793     115,765
				    -----------   ---------   ---------
				      1,625,010     687,636     748,016
				    -----------   ---------   ---------
LOSS FROM OPERATIONS                   (570,557)   (318,590)   (356,033)

WRITE-OFF OF EXCESS PURCHASE PRICE     (546,884)        -           -

INTEREST EXPENSE AND OTHER              (14,929)    (16,834)    (18,992)
				    -----------   ---------   ---------

NET LOSS                            $(1,132,370)  $(335,424)  $(375,025)
				    ===========   =========   =========

NET LOSS PER COMMON SHARE           $      (.11)  $    (.07)  $    (.09)
				    ===========   =========   =========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           9,850,367   5,123,662   4,328,184
				    ===========   =========   =========



	The accompanying notes to consolidated financial statements are an integral part of consolidated these statements.

		 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY

	    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

		FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994


				     Common Stock                  Series A  Preferred Stock
				---------------------  Additional  -------------------------
				 Shares                  Paid-in       Shares
				 Issued        Amount    Capital       Issued      Amount
				---------      ------   ---------      ------     -------
BALANCE, JUNE 30, 1993          4,328,184       4,328   2,725,064      66,485     664,848
Issuance of Series B preferred
  stock for services                  -           -           -           -

Net loss                              -           -           -           -           -
			       ----------      ------  ----------      ------    --------
BALANCE, JUNE 30, 1994          4,328,184       4,328   2,725,064      66,485     664,848

Issuance of common stock
  in lieu of cash compensation    100,000         100      13,900         -           -
Conversion of related party
  debt to common stock          1,072,317       1,072     298,573         -           -
Conversion of Series A
  preferred stock to
  common stock                  1,189,624       1,190     663,658     (66,485)   (664,848)
Conversion of Series B
  preferred stock to
  common stock                    132,123         132      36,788         -           -
Issuance of stock options
  to employees                        -           -        27,000         -           -
Net loss                              -           -           -           -           -
			       ----------     -------  ----------      ------    --------

BALANCE, JUNE 30, 1995          6,822,248       6,822   3,764,983         -           -

Issuance of common stock
  for cash, net of offering
  costs of $36,269              1,588,833       1,589     277,571         -           -
Issuance of common stock
  in acquisitions               3,050,000       3,050     423,950         -           -
Retirement of treasury shares     (64,000)        (64)    (47,936)        -           -

Amortization of deferred
  compensation                        -           -           -           -           -
Net loss                              -           -           -           -           -
			       ----------     -------  ----------      ------    --------
BALANCE, JUNE 30, 1996         11,397,081      11,397   4,418,568         -      $   -
			       ==========     =======  ==========      ======    ========

	   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

		 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY

		FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

			      Series B Preferred Stock
			      ------------------------
				   Shares              Accumulated   Warrants      Common      Deferred
				   Issued      Amount    Deficit   Outstanding     Stock    Compensation   Total
				   ------      ------  ----------- -----------    --------  ------------  -------
BALANCE, JUNE 30, 1993              3,200      32,000  (2,828,550)   $    -       (48,000)   $    -       549,690
Issuance of Series B preferred
  stock for services                  492       4,920         -           -           -           -         4,920

Net loss                              -           -      (375,025)        -           -           -      (375,025)
				    -----     ------- -----------    --------    --------    --------  ----------
BALANCE, JUNE 30, 1994              3,692      36,920  (3,203,575)        -       (48,000)        -       179,585

Issuance of common stock
  in lieu of cash compensation        -           -           -           -           -           -        14,000
Conversion of related party
  debt to common stock                -           -           -           -           -           -       299,645
Conversion of Series A
  preferred stock to
  common stock                        -           -           -           -           -           -           -
Conversion of Series B
  preferred stock to
  common stock                     (3,692)    (36,920)        -           -           -           -           -
Issuance of stock options
  to employees                        -           -           -           -           -       (13,000)     14,000
Net loss                              -           -      (335,424)        -           -                  (335,424)
				    -----     ------- -----------    --------    --------    --------  ----------

BALANCE, JUNE 30, 1995                -           -    (3,538,999)        -       (48,000)    (13,000)    171,806

Issuance of common stock
  for cash, net of offering
  costs of $36,269                    -           -           -       143,221         -           -       422,381
Issuance of common stock
  in acquisitions                     -           -           -           -           -           -       427,000
  Retirement of treasury share        -           -           -           -        48,000         -           -

Amortization of deferred
  compensation                        -           -           -           -           -         4,875       4,875
Net loss                              -           -    (1,132,370)        -           -           -    (1,132,370)
				    -----     ------- -----------    --------    --------    --------  ----------
BALANCE, JUNE 30, 1996                -       $   -    (4,671,369)    143,221    $    -        (8,125)   (106,308)
				    =====     ======= ===========    ========    ========    ========  ==========

	   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

	      TENET INFORMATION SERVICES, INC. AND SUBSIDIARY

		   CONSOLIDATED STATEMENTS OF CASH FLOWS

			Increase (Decrease) in Cash

						   For the Years Ended
						       June 30,
					      -----------------------------
					      1996         1995        1994
					    --------     --------    --------

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net loss                                $(1,132,370)  $(335,424)  $(375,025)
  Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
      Write-off of excess purchase price      546,884         -           -
      Depreciation and amortization            85,774      35,363      74,235
      Write-down of deferred
	software costs                         47,913         -           -
      Compensation related to the
	issuance of stock and stock
	options                                 4,875      28,000       4,920
      Increase (decrease) in allowances
	for doubtful accounts and
	contracts receivable                    7,500         -       (55,000)
      (Increase) decrease in assets, net
	of effect of acquisitions:
	Accounts receivable                   (14,475)     24,103      37,412
	Contracts receivable                   22,794     183,161     413,335
	Inventories                            28,260      23,720       8,644
	Other assets                           17,359         (79)      6,587
      Increase (decrease) in liabilities,
	net of effect of acquisitions:
	Accounts payable                      156,698      82,152     (31,010)
	Accrued salaries and benefits          98,050      19,108      (2,384)
	Deferred revenue                      (86,303)        -           -
	Amounts due to related parties         (2,794)     (3,275)     (5,431)
					    ---------   ---------   ---------
	  Net cash (used in) provided by
	    operating activities             (219,835)     56,829      76,283
					    ---------   ---------   ---------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Additions to deferred software costs            -      (137,730)    (77,499)
  Acquisition of furniture, fixtures
    and equipment                              (9,727)    (25,923)        -
					    ---------   ---------   ---------
	   Net cash used in investing
	     activities                        (9,727)   (163,653)    (77,499)
					    ---------   ---------   ---------


	The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

	      TENET INFORMATION SERVICES, INC. AND SUBSIDIARY

		   CONSOLIDATED STATEMENTS OF CASH FLOWS

			Increase (Decrease) in Cash

					For the Years Ended
				    June 30,
				       1996        1995        1994

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Proceeds from the sale of common
    stock and warrants to purchase
    common stock                            $ 372,381   $     -     $  20,000
  Proceeds from borrowings                     40,992         -           -
  Cash acquired in acquisition                 19,553         -           -
  Proceeds from bridge financing                  -        50,000         -
  Principal payments on long-term
    debt                                       (6,273)     (5,583)     (9,177)
					    ---------   ---------   ---------
	   Net cash provided by
	     financing activities             426,653      44,417      10,823
					    ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH               197,091     (62,407)      9,607

CASH AT BEGINNING OF THE YEAR                  12,498      74,905      65,298
					    ---------   ---------   ---------
CASH AT END OF THE YEAR                     $ 209,589   $  12,498   $  74,905
					    =========   =========   =========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
    Cash paid for interest                  $   7,511   $  15,419   $  20,719
					    =========   =========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During fiscal 1996, the Company acquired certain assets of HCG in exchange for 50,000 shares of common stock valued at $7,000 and the assumption of $30,000 of liabilities (see Note 3). The Company merged with NMC and exchanged 3,000,000 shares of common stock of the Company for all outstanding shares of NMC. In the merger the Company acquired $175,737 of assets and assumed $238,621 of liabilities (see Note 3). In addition, the Company converted $50,000 of bridge financing notes payable to common stock (see Note 8).

During fiscal 1995, the Company converted $180,000 of related party long-term debt and $119,645 of amounts due to related parties into 1,072,317 shares of common stock at approximately $.28 per share. Also during fiscal 1995, 66,485 shares of Series A preferred stock were converted into 1,189,624 shares of common stock at approximately $.56 per share and 3,692 shares of Series B preferred stock were converted into 132,123 shares of common stock at approximately $.28 per share.



	The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

	      TENET INFORMATION SERVICES, INC. AND SUBSIDIARY

		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)  NATURE OF OPERATIONS

Tenet Information Services, Inc. ("Tenet"), a Utah corporation, has designed and markets a computer-based medical and health information system related primarily to respiratory therapy and pulmonary function analysis (the "RCMS/X System"). As discussed in Note 3, during fiscal 1996 Tenet expanded its operations by merging with National Microcomputer Corporation ("NMC") and acquiring certain assets of The International Healthcare Consulting Group Inc. ("HCG"). NMC has designed and markets an integrated information management/patient tracking system designed specifically for use in emergency departments of hospitals and urgent care centers (the "EDNet System"). HCG has provided healthcare institutions, mainly hospitals, with consulting services to assist the institutions in achieving a more efficient, lower cost care delivery model while maintaining the highest quality of care standards.

Tenet and its wholly owned subsidiary, NMC, (collectively, "the Company") sell and lease computer hardware and computer software license rights to hospitals throughout the United States. In addition, the Company sells maintenance contracts for these information systems. Substantially all of the Company's revenues are generated from hospitals and therefore, the Company's financial performance is partially dependent upon the viability of the healthcare economic sector.

The Company is subject to various risks associated with companies in a similar stage of operations including dependence on key individuals, potential competition from larger and more established companies and the need to obtain adequate sources of financing.

The Company has experienced recurring losses from operations and as of June 30, 1996 has a working capital deficit of $318,884 and a net capital deficiency of $106,308. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company expanded its operations during fiscal 1996 by merging with NMC and acquiring the consulting operations of HCG which increased revenues in fiscal 1996 to $1,054,453 from $369,046 in fiscal 1995. The Company received $372,381 of net proceeds from the sale of common stock and warrants to purchase common stock during fiscal 1996.

The Company has devoted a substantial portion of its resources in the past few years to upgrade and enhance its RCMS/X System for technological advances. The Company has converted the RCMS/X System to operate within the networked personal computer environment and management believes that the updated system is ready to be marketed to new customers. The Company is also in the process of upgrading the EDNet System to operate in the Windows environment. The Company's ability to successfully market its products is dependent upon obtaining additional debt or equity capital. However, there can be no assurance that the additional debt or equity capital will be available, or available on terms acceptable to the Company.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Tenet and its wholly owned subsidiary, NMC. All significant intercompany transactions and account balances have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Statement of Position No. 91-1, "Software Revenue Recognition."

The Company's customers for the RCMS/X System generally pay cash for their purchases of computer hardware and finance the purchase of license rights to the software by entering into long-term, installment contracts with the Company. Revenue from software licensing arrangements with customers, which licenses include the rights to use the Company's software and ongoing maintenance, is recognized on a monthly basis as billed under the contracts. Revenues from the sale of computer hardware and components is recognized upon installation and acceptance by the customer.

Revenues related to the EDNet System consist of sales of software licenses, installation of information systems and related software customization and enhancements. In addition, revenues are generated from annual software support and maintenance. Sales of software licenses and installation revenues are recognized at the time the system is installed, accepted and customer personnel are trained in the system's use. Software customization and enhancement revenue is recognized upon completion and customer acceptance. Revenues from annual software and maintenance are recognized ratably over the term of each contract. Amounts billed in advance of revenue recognition are recorded as deferred revenue.

Revenues from consulting services are recognized when the services have been provided.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value and consist of service parts.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally 3 to 10 years. Maintenance and repairs are charged to expense as incurred and major improvements or betterments are capitalized. Gains or losses on sales or retirements are included in the statement of operations in the year of disposition. Furniture, fixtures and equipment include $110,692 of computer equipment used in operations and $8,610 of furniture, fixtures and equipment as of June 30, 1996 and $158,467 of computer equipment used in operations and $28,606 of furniture, fixtures and equipment as of June 30, 1995.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying balance sheets for cash, accounts and contracts receivable, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's notes payable and long-term debt also approximate fair values based on current rates for similar debt.

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

Warranty Costs

A 90-day limited warranty is provided on sales of hardware and software licenses. Warranty costs incurred on hardware are passed through to the manufacturer. Warranty costs have not been material in any year presented, accordingly, these costs are expensed when incurred.

Net Loss Per Common Share

Net loss per common share is based on the weighted average number of common shares outstanding during each year. Warrants and options outstanding have not been included in the computations since any assumption of conversion would have an antidilutive effect thereby decreasing the net loss per common share.

Recent Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 is required to be adopted on July 1, 1996. The effect of implementing SFAS No. 121 is not expected to be material to the Company's financial position and results of operations.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company is required to adopt SFAS
No. 123 on July 1, 1996. As allowed by SFAS No. 123, the Company will continue to account for the cost of compensation from stock options and awards to employees based upon their intrinsic value on the date granted or awarded pursuant to Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." The Company will also provide pro forma results of operations as if the compensation from granting stock options and awards was based on their fair values. The adoption of SFAS No. 123 is not expected to have a material impact on the financial statements of the Company.


(3) ACQUISITIONS

Acquisition of Certain Assets of HCG and Related Employment Agreements

Effective September 5, 1995, the Company acquired certain assets of HCG. The assets acquired consist principally of software products and other intangible assets. HCG provides consulting services and information systems to various hospital departments. As consideration, the Company issued 50,000 shares of common stock valued at $7,000 and assumed $30,000 of debt. Due to the immaterial amount of tangible assets acquired and contingencies related to the realizability of the amount paid for the intangible assets, the entire purchase price of $37,000 was expensed in fiscal 1996 and included in the write-off of excess purchase price in the accompanying 1996 statement of operations.

In connection with the asset purchase, the Company also entered into three-year employment agreements with HCG's two principal shareholders and consultants (the "Employees"). The employment agreements provide for base annual salaries and incentive stock options or bonuses. If consulting revenues, as defined, during the 12 months following September 5, 1995 exceed $350,000, the Employees will be granted five-year options to purchase 714,286 shares of the Company's common stock at $.14 per share.
In addition, the Company will assume $26,355 of additional debt. If consulting revenues, as defined, during the second 12-month period following September 5, 1995 exceed $400,000, five-year options to purchase an additional 178,751 shares at $.14 per share will be granted to the Employees. If consulting revenues exceed $450,000 and $500,000 during such second 12-month period, five-year options to purchase an additional 178,751 and 178,751 shares of common stock, respectively, will be granted to the Employees. In the event sufficient options are not available, the Company will pay cash bonuses of $100,000 in lieu of granting the options. The Company also issued the Employees warrants to purchase 664,286 shares of the common stock at a price of $.14 per share for a three-year period upon signing the employment agreements.

The employment agreements may be terminated by the Company for cause, as defined, or in the event of death or disability of the Employees. The agreements also include noncompetition provisions for a one-year period.

Through June 30, 1996, (10 months of the 12-month measurement period) the Employees had generated $294,576 of consulting revenues. Since it was probable the Employees would achieve the required $350,000 in consulting revenues, the Company recorded the additional $26,355 of debt to be assumed as of June 30, 1996.

Agreement and Plan of Reorganization

Effective September 29, 1995, Tenet and NMC approved the terms of an Agreement and Plan of Reorganization (the "Agreement") pursuant to which NMC was merged with and into Tenet Merger Subsidiary, Inc., a wholly owned subsidiary of Tenet incorporated for the purpose of effecting the merger. NMC develops and markets information systems to hospital emergency departments. Three million shares of Tenet's common stock were exchanged for all outstanding shares of NMC and NMC became a wholly owned subsidiary of Tenet. The three million shares were valued at $420,000. The merger has been accounted for under the purchase method of accounting with the operating results of NMC being combined with those of Tenet from the date of acquisition. The total purchase price was allocated to the assets and liabilities acquired or assumed as follows:

  Assets acquired at estimated fair value:

	  Cash                               $  19,553
	  Accounts receivable, net              88,946
	  Other current assets                  16,665
	  Furniture and equipment                2,660
	  Deferred software costs               47,913
  Liabilities assumed:
	  Accounts payable                     (19,143)
	  Accrued liabilities                   (4,284)
	  Deferred revenue                    (215,194)
					     ---------
  Net liabilities assumed                      (62,884)

  Add: Direct costs of the acquisition         (27,000)
       Value of common stock issued           (420,000)
					     ---------
  Excess purchase price                      $ 509,884
					     =========

Due to NMC's lack of historical profitability and contingencies related to the future realizability of the excess purchase price, the Company expensed the entire $509,884 in fiscal 1996. Management believes that the amount of common stock issued for NMC was fair and reasonable based on expected synergies to be achieved by combining NMC with the Company. In addition, NMC brought a customer base of 24 sites and a backlog of four installations.

In connection with the merger, the Company entered into three-year employment agreements with NMC's major shareholder and a key employee. The employment agreements provide for base annual salaries, bonuses and the grant of warrants to purchase 50,000 shares and incentive stock options to purchase 50,000 shares of the Company's common stock at $.14 per share to the individuals, respectively. The employment agreements may be terminated by the Company for cause, as defined, or in the event of death or disability of the employees. The agreements also include noncompetition provisions for minimum periods of five and three years, respectively. The Company entered into consulting agreements with two additional shareholders of NMC. The consulting agreements provide for services to be rendered as needed by the Company at a specified hourly rate and provide for the issuance of warrants to purchase 50,000 shares of the Company's common stock at $.14 per share to each consultant.

Pro Forma Acquisition Information (Unaudited)

The following unaudited pro forma acquisition information for fiscal 1996 and 1995 presents the results of operations as if the HCG and NMC acquisitions described above had occurred at the beginning of fiscal 1995, after giving effect to the write-off of the excess purchase price totaling $546,884. The write-off of excess purchase price is a nonrecurring charge which resulted directly from the transactions and therefore has been excluded from the following pro forma information. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the fiscal 1995 as described above or of the results which may occur in the future.

					Unaudited Pro Forma
				       Results of Operations
				       ---------------------
					Years Ended June 30,
					 1996          1995
				     -----------    ----------

   Revenues                          $ 1,140,792    $  908,089
   Loss from operations                 (634,363)     (332,469)
   Net loss                           (1,197,972)     (362,348)
   Net loss per common share                (.11)         (.04)

(4) NOTES PAYABLE AND RELATED PARTY LONG-TERM DEBT

Notes payable as of June 30, 1996 consist of the following:

						     Amount
 Notes payable to a shareholder including accrued
   interest, interest at 12 percent, unsecured,
   due July  31, 1996 and paid in full subsequent
   to June 30, 1996                                $40,992

 Note payable to Utah Technology Finance
   Corporation which was assumed in the HCG
   acquisition (see Note 3), interest at prime
   plus 2 percent (10.25 percent at June 30,
   1996) , secured by essentially all assets of
   HCG, was due in varying monthly payments based
   on certain revenues, loan is in default due to
   HCG and the Company not making scheduled
   monthly payments, the total amount due under
   the agreement has been classified as current    24,859
   in the accompanying 1996 balance sheet

 Other                                             1,147
						   -------

      Total notes payable                          $66,998
						   =======

Related party long-term debt consists of the following:

					   As of June 30,
					   --------------
					   1996      1995
					 --------  --------
Capital lease obligation, payable in
monthly installments of $704, interest
at 11.7 percent, maturing in fiscal
1998, secured by computer equipment       $10,889   $17,162

   Less current portion                   (7,046)   (6,272)
					  -------   -------
Related party long-term debt, net of
     current portion                      $ 3,843   $10,890
					  =======   =======


As of June 30, 1996, maturities of the related party long-term debt are $7,046 and $3,843 in the years ending June 30, 1997 and 1998, respectively.


(5)  OPERATING LEASE

The Company occupies its facilities under a noncancelable operating lease. This lease expires in November 1998. Rent expense for fiscal 1996, 1995 and 1994 was approximately $49,500, $31,000 and $37,000, respectively. Future lease payments under the agreement for the years ending June 30, 1997, 1998 and 1999 are $43,646, $45,391 and $17,267, respectively.


(6)  DEFERRED SOFTWARE COSTS

The Company capitalizes computer software development costs upon the establishment of technological feasibility. Technological feasibility for the Company's computer software products is based upon achievement of a detail program design free of high-risk development issues. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in technology. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic lives of the products, or both will be reduced significantly in the near term. Costs incurred prior to the establishment of technological feasibility are expensed as software development costs in the accompanying statements of operations.

Amortization of deferred software costs begins when the product is first sold and is calculated on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product. Estimated economic lives of four to five years have been assigned to deferred software costs. Amortization amounted to $58,000, $7,206 and $47,500 in fiscal 1996, 1995 and 1994, respectively. Amortization is a component of cost of revenues in the accompanying statements of operations.

(7)  INCOME TAXES

The components of the net deferred tax assets are as follows:


					June 30,   June 30,
					  1996       1995
				       ---------  ---------
      Deferred tax assets:
	Tax net operating losses      $1,516,000  $1,187,000
	Tax credits                      103,000     103,000
	Reserves and accrued
	  liabilities                     17,000       3,000

      Deferred tax liabilities:
	Deferred software costs          (67,000)    (82,000)
	Depreciation                         -        (8,000)
				      ----------   ---------

	  Net deferred tax assets      1,569,000   1,203,000

      Valuation allowance             (1,569,000) (1,203,000)
				      ----------   ---------

	  Net deferred tax assets     $      -    $      -
				      ==========   =========

As of June 30, 1996, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $3,986,000. For federal income tax purposes, utilization of these carryforwards is limited if the Company has had more than a 50 percent change in ownership (as defined by Section 382 of the Internal Revenue Code) or, under certain conditions, if such a change occurs in the future. The tax net operating losses will expire beginning in fiscal 1999.

The Company has research and development tax credit and investment tax credit carryforwards of approximately $95,000 and $8,000, respectively, which will expire beginning in fiscal 1999.

No benefit for income taxes has been recorded during fiscal 1996, 1995 and 1994. As discussed in Note 1, certain risks exist with respect to the Company's future profitability, and management has concluded that, due to these uncertainties, the related deferred tax asset may not be realized. Accordingly, a valuation allowance has been recorded to offset the deferred tax asset in its entirety.


(8)  CAPITAL STOCK

The Company's Articles of Incorporation authorize the board of directors, without shareholder approval, to issue up to 1,000,000 shares of preferred stock with such rights and preferences as the board of directors may determine in its discretion. The board of directors has the authority to issue shares of preferred stock having rights prior to the common stock with respect to dividends, voting and liquidation.

During fiscal 1995, the Company: (1) issued 100,000 shares of common stock valued at $.14 per share to an officer in lieu of cash compensation; (2) converted $119,645 of amounts due to related parties to 428,165 shares of common stock at approximately $.28 per share; (3) converted $180,000 of related party long-term debt to 644,152 shares of common stock at approximately $.28 per share; (4) converted 66,485 shares of Series A preferred stock to 1,189,624 shares of common stock at approximately $.56 per share; and (5) converted 3,692 shares of Series B preferred stock to 132,123 shares of common stock at approximately $.28 per share. As consideration for the holder of the Series A preferred stock to accept a lower exchange rate, the Company granted to the holder of Series A preferred stock a three-year warrant to purchase 594,812 shares of common stock at $.42 per share.

Private Placements of Common Stock

In March 1995, the Company signed a letter of intent with Schneider Securities, Inc. ("SSI") to raise a minimum of $252,000 or a maximum of $756,000 under a best efforts private placement offering of common stock. Under the contemplated arrangement, SSI was to receive commissions of ten percent of the proceeds and warrants dependent upon the amount of capital raised. The Company and SSI did not proceed with the private placement offering; however, the Company issued three-year warrants to purchase 90,000 shares of the Company's common stock at $.42 per share to SSI and paid $12,600 as consideration for services rendered.

During fiscal 1996, the Company entered into arrangements with several accredited investors to sell units at $.28 per unit. Each unit consists of one share of common stock, one Class A Warrant and two Class B Warrants to purchase additional shares of common stock. The Class A Warrants have an exercise price of $.42 per share and the Class B Warrants have an exercise price of $.07 per share for a three-year period. As of June 30, 1995, the Company had received $50,000 of bridge debt financing in connection with these arrangements. During fiscal 1996, the bridge loan was converted to 178,571 units as described above and an additional $202,000 was received in exchange for 721,429 units. The proceeds from the sale of the units have been allocated $126,000 to the shares of common stock issued and $126,000 to the Class B Warrants issued based on relative fair values. The Company also incurred $15,470 of offering costs that have been netted against the proceeds.

In June 1996, the Company closed a best efforts private placement offering with SSI under which the Company sold 688,833 units at $.30 per unit amounting to $206,650 in total proceeds. Each unit consists of one share of common stock and a three-year warrant to purchase one share of common stock at a price of $.25 per share for the first year of the warrant and at $.42 per share for the final two years of the warrant. A portion of the proceeds has been allocated to the warrants issued based on relative fair values, which amounted to $17,221. The Company also incurred $20,799 of offering costs, consisting principally of a 10 percent commission to SSI, which have been netted against the proceeds.

(9)  STOCK OPTION PLANS AND WARRANTS TO PURCHASE COMMON STOCK

The Company has adopted an incentive stock option plan and a nonqualified stock option plan. Stock options for an aggregate of 600,000 shares of common stock may be granted under these plans. Stock options under both option plans may be granted at a price per share not less than 100 percent of the fair market value of the common stock, as determined at the date of grant. Employees vest in the right to exercise their options on the third anniversary date following the date of grant. The options expire five years from the vesting date. Incentive stock options are forfeited unless exercised within three months following termination of employment or twelve months if termination is due to death or disability.

The Company has also granted options to purchase shares of common stock to officers outside of the plans. The following table sets forth all options granted, exercised and forfeited, together with their respective exercise price ranges:

					Years Ended June 30,
				     --------------------------
				      1996      1995      1994
				     ------    ------    ------

Shares under option, beginning
  of the year, at prices ranging
  from $.05 to $1.875 per share     335,000    45,000   236,824

Options granted at prices ranging
  from $.05 to $.14 per share       285,000   300,000       -

Options forfeited or canceled
  at prices ranging from $.05
  to $1.875 per share                   -     (10,000) (191,824)
				    -------   -------  --------
Shares under option, end of
  the year, at prices ranging
  from $.05 to $.14 per share       620,000   335,000    45,000
				    =======   =======  ========


At June 30, 1996, 335,000 options were exercisable. In addition to the options included in the above table, in connection with the acquisition of HCG the Company agreed to grant options to purchase up to 1,250,539 shares of common stock at $.14 per share based on future consulting revenues (See
Note 3).

As discussed in Notes 3 and 8, the Company has issued warrants to purchase common stock in connection with various transactions. The following table summarizes the warrants to purchase common stock issued and outstanding, together with their respective exercise price ranges:

				   Years Ended
			     June 30,
				 1996      1995    1994


Warrants to purchase common
  shares, beginning of the
  year, at a price of $.42
  per share                         594,812       -         -

Warrants issued at prices
  ranging from $.07 to $.42
  per share                       4,293,119   594,812       -
				  ---------   -------   -------
Warrants to purchase common
  shares, end of the year,
  at prices ranging from $.07
  to $.42 per share               4,887,931   594,812       -
				  =========   =======   =======


Subsequent to June 30, 1996, the Company's board of directors authorized a reduction of the exercise price of the Company's Class B warrants to $.05 from $.07 per share, contingent upon exercise by September 30, 1996. A total of 1,621,424 warrants were exercised.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure matters.


PART III


ITEM 10: Directors, Executive Officers, Promoters, and Control Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act

The names of the executive officers and directors of the Company, their respective ages and positions with the Company, and the dates of their elections to the Board of Directors or as officers are as follows:

    Name           Age  Position with The Company    Date of Election

Jerald L. Nelson    53  President(resigned)          December 1, 1993 (July 10, 1996)
			Chairman of the Board        July 10, 1996
			Director                     January 24, 1994

Frank Overfelt      53  Director                     September 29, 1995
			Chief Operations Officer     July 10, 1996

Eric J. Nickerson   43  Director                     June 29, 1990

Fred J. Anderson    50  Chairman of the Board
			(resigned)                   May 21, 1992*(July 10, 1996)
			Director,                    July 18, 1986*
			Treasurer,                   May 16, 1985*
			Secretary                    January 11, 1989*

Richard Gwinn       53  Director                     September 29, 1995

Robert Smith        53  Director                     September 29, 1995

All directors hold office until the next annual meeting of shareholders of the Company or until their successors have been elected and qualified. The number of authorized directors may be varied by the Board of Directors, but may not be less than three. Executive officers serve at the discretion of the Board of Directors. The directors are entitled to certain limitations on their liabilities as directors of the Company as permitted under Utah law and as included in the Company's Articles of Incorporation.

The Company's stock option plans permit the administration of the plans through a Stock Option Plan Committee, composed of at least three members of the Board of Directors. No such committee has been appointed, and no other committees of the Board of Directors have been formed.

On July 10, 1996 Fred J. Anderson resigned as Chairman of the Board of Directors. Jerald L. Nelson resigned as President and Chief Operating Officer and was appointed Chairman of the Board of Directors. Frank C. Overfelt was appointed Chief Operating Officer on an interim basis. Mr. Anderson continues to serve as a director and as the Company's Chief Financial Officer.

Business Biographies


	Jerald L. Nelson. Jerald L. Nelson has served as a director, president and chief operating officer of the Company since December 1993. Effective July 10, 1996 Dr. Nelson was appointed Chairman of the Board of Directors, and relinquished his position as President and Chief Operating Officer. Dr. Nelson received his Ph.D. in Economics from North Carolina State University in 1974. From 1974 to 1984, Mr. Nelson worked or consulted with several Fortune 500 firms, including US Industries, TransWorld Airlines, GTE, Xerox, Pitney Bowes and General Foods. From 1984 until December 1993, Mr. Nelson worked with various businesses as an investment banker and business advisor. He has also consulted with or served on the Board of Directors of numerous Utah firms including Arrow Dynamics, Beacon Financial, Gentner Communications and One-2-One Communications, where he also served as chairman and chief executive officer.

	Frank C. Overfelt Frank Overfelt was elected to the Board on September 29, 1995. As of July 10, 1996, Mr. Overfelt was appointed interim Chief Operating Officer. Mr. Overfelt has been the managing partner the International HealthCare Consulting Group, Inc. since its inception in 1984. He is a recognized authority in workload measurement systems for health care institutions. Prior to founding the consulting company Mr. Overfelt was a senior manager in the Healthcare Cost Accounting and Productivity Practice of Peat Martwick. He holds an MBA from the University of Utah.

	Richard G. Gwinn Richard G. Gwinn, MD was elected to the Board of Directors on September 29, 1995. Dr. Gwinn founded and served as President of National MicroComputer Corporation since its inception in 1982. In addition, he is a licensed physician and has practiced emergency room medicine in several California hospitals since 1973.

	Fred J. Anderson. Fred J. Anderson has served as a director and Chief Financial Officer since 1986 and Chairman of the Board from May of 1992 until July 10, 1996. From 1985 to May of 1992, Mr. Anderson served as the Company's Treasurer and from May 1988 until January 1989, he served as the Company's Assistant Secretary. At that time, he was named the Company's Secretary, and he currently serves in that position. Mr. Anderson has also served as the Company's controller the Company from 1984 to 1991. From 1980 until 1984, Mr. Anderson was Vice President Finance for Mountain States Resources. Mr. Anderson received a BS in accounting and an MBA from Utah State University.

	Eric J. Nickerson. Eric J. Nickerson has served as a director since June of 1990. Mr. Nickerson was a member of the faculty of the United States Military Academy at West Point, New York from 1989 to 1993. In June 1993, Mr. Nickerson retired as a United States Air Force officer. Currently, Mr. Nickerson is a private investor and directs personal accounts and two investing partnerships: "Third Century II" and "Z Fund." He also serves as a director of CSM Environmental Systems, Inc. and Urinette Incorporated.

	Robert L. Smith Robert L. Smith, Jr. was elected to the Board of Directors on September 29,1995. He was formerly Executive Vice President for Product Development for National MicroComputer Corp. He holds a Ph.D. from Stanford University in Mathematical Logic. Before working with NMC Dr. Smith spent 10 years in senior executive positions with Computer Curriculum Corporation managing software development, system designs, and quality assurance. Prior to 1982, Dr. Smith was an Assistant Professor of Computer Science at Rutgers University in New Jersey.

Other Key Personnel

	The Company's other key personnel include the following:

	Donald W. Ballash. Mr. Ballash has over 14 years of experience in the health care field in which he has specialized in management engineering at two large multi-hospital systems; Intermountain Health Care and Kaiser Permanente. Most recently he was a partner in the International HealthCare Consulting Group.

	Douglas H. Burns. Mr. Burns has worked in clinical medicine as a Respiratory Therapist for the past 19 years. During this time he has worked as a staff therapist, shift supervisor, and most recently as Assistant Director of Respiratory Care. These hospitals ranged from 200 to 700 beds in size. Mr. Burns received his undergraduate degrees from Allegheny Community College and La Roche College both located in
Pittsburgh, PA.

ITEM 11:        EXECUTIVE COMPENSATION

The following table sets forth all cash compensation for services rendered in all capacities to the Company during the fiscal year ended June 30, 1996 paid to (i) the Company's president and each executive officer whose cash compensation exceeded $100,000, and (ii) all executive officers of the Company as a group. No executive officers salary exceeded $100,000 for the fiscal year.

			       Annual Compensation      /Long Term Compensation           /
			  -----------------------------------------------------------------
							/       Awards            /Payouts/
							-----------------------------------
Name                      Year  Salary   Bonus  Other   Restricted SecuritiesLTIP All Other
  and                             ($)     ($)   Annual  Stock      Underlying     Pay-      Compen-
Principal                                       Compen- Awards     Options/       outs      sation
Position                                          ($)     ($)       SARs(#)        ($)        ($)
---------------------------------------------------------------------------------------------------

Jerald L. Nelson          1993    -0-     -0-     -0-     -0-         -0-          -0-        -0-
President                 1994  21,000    -0-     -0-   14,000        -0-          -0-        -0-
			  1995  60,000    -0-     -0-     -0-         -0-          -0-        -0-

All Executive Officers

(3 persons)               1994 150,000    -0-     -0-     -0-         -0-          -0-        -0-
(3 persons)               1995 105,000    -0-     -0-     -0-         -0-          -0-        -0-
(5 persons)               1996 308,200          21,800    -0-         -0-          -0-        -0-

The Company also may pay discretionary cash bonuses to management and employees based on meritorious performance.

Stock Option Plans

On October 15, 1984, the Company adopted an Incentive Stock Option Plan (the "ISO Plan"), pursuant to which only "incentive stock options" ("ISO's"), as defined in the Internal Revenue Code (the "Code"), may be granted. On the same date, the Company adopted a Nonqualified Stock Option Plan ("NQSO Plan"), pursuant to which only "nonqualified stock options" ("NQSOs"), as defined in the Code, may be granted. Stock options for an aggregate of 600,000 shares of common stock may be granted under both Plans. ISOs may be granted under the ISO Plan to employees owning less that 10% of the Company's voting stock (as defined by Sections 422A and 425 of the Code). NQSOs may be granted under the NQSO Plan to employees who are ineligible to receive options under the ISO Plan.

Stock options may be granted under the Plans at a price per share not less than 100% of the "fair market value" (as defined by the Plans) of the common stock on the date of grant.

The Plans limit grants of stock options to any one employee to 60,000 shares of stock per plan year, with an aggregate option price ceiling of $100,000 under the ISO Plan in any year. Each stock option, unless sooner terminated, expires five years from the "date of effectiveness", which is three years from the date of grant.

ISOs are exercisable until three months following termination of employment (twelve months if termination is due to death or disability). Termination of employment for any reason does not affect the exercisability of NQSOs, regardless of whether the option's effective date has been reached. Under both Plans, options are exercisable during an optionee's lifetime only by such optionee and are transferable only upon death by the laws of decent or distribution.

The Board of Directors has the right to modify or amend the Plans at any time, provided, however, that, unless ratified by the Company's shareholders, no amendment will be effective which (i) changes the number of shares which may be issued under the Plans, (ii) changes the option price, other than the manner of determining the fair market value of the shares, (iii) changes the periods during which options may be granted or exercised, (iv) changes the provisions relating to the determination of employees to whom options may be granted and the number of shares to be covered by such options, or (v) changes the provisions relating to adjustments to be made upon changes in capitalization. Shareholder action is also required to terminate the Plans.

As of June 30, 1995, the Company had granted 335,000 options to key employees exercisable at the rate of $.05 per share. During the present fiscal year, no options were exercised or canceled, 185,000 ISO's were issued with an exercise price of $.14 and 100,000 NQSOs were issued at an exercise price of $.14. Therefore, as of June 30, 1996, there were 420,000 ISOs outstanding and 200,000 NQSOs outstanding. No single employee has in excess of 100,000 ISOs outstanding.

The following table sets forth, as to officers and directors of the Company and all employees as a group, certain information relating to options currently outstanding under the Plans.

	Individual or Group             ISOs       NQSOs       OTHER
	-------------------            ------     -------     -------
	All Employees as a Group
	(including executive
	officers)                     420,000     200,000   1,250,539

Tables of options are not included as there are no options outstanding subject to reporting requirements.

Also in connection with the HCG acquisition the Company has agreed to grant up to 1,250,359 options with an exercise price of $.14 to certain principals of HCG, contingent upon certain levels of performance.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	   AND MANAGEMENT

The following table sets forth the holdings of common stock as of September 31, 1996 (i) by each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding common stock of the Company, (ii) by each Director, and (iii) by all Directors and officers as a group. Unless otherwise indicated, all shares are owned directly. The percentage calculations for any individual stockholder assume that all outstanding options and warrants held by that stockholder have been exercised in full and that no other stockholder has exercised any outstanding options or warrants.


Name and Address of Beneficial Owner as of September 30, 1996

				Common (1)      Percent of Shares Outstanding

Michael R. Carlston 2           4,082,868                           31.14%
Dennis C. Peterson 3            3,823,471                           29.32%
Mark Oldroyd 4                  3,578,588                           27.44%
Scott Staker 5                  3,578,588                           27.44%
T-Acquisition 6                 3,378,588                           25.91%
Eric J. Nickerson 7             2,413,469                           17.92%
Third Century II 7              2,413,469                           17.92%
Richard Gwinn 8                 1,054,920                            8.06%
Robert Smith 9                    803,997                            6.13%
M. Oppenheimer 11                 784,300                            5.92%
Ira Goodberg 12                   676,507                            5.02%
Frank Overfelt 13                 448,571                            3.33%
Donald W. Ballash 14              315,715                            2.34%
Jerald L. Nelson 15               435,700                            3.23%
Fred J. Anderson 16               264,345                            2.01%

All Officers and
   Directors                    5,736,717                           39.82%

1. Based on 10,708,248 common shares outstanding, 4,181,242 warrants to purchase common shares at $0.07 - $0.42 and options to acquire 1,870,362 shares of Common Stock at $0.05-$0.14 per share.
2. The shares indicated include: (i) 704,280 shares of Common Stock beneficially owned by Mr. Carlston (including shares owned by his wife and held in trust for the benefit of his children); (ii) 2,783,776 shares of Common Stock and warrants to acquire 594,812 shares of Common Stock at $.042 per share held by T-Acquisition. Mr. Carlson's address is 855 Harwood Dr., Murray, UT 84107
3. Includes 444,883 shares of Common Stock beneficially owned by Mr. Peterson, and 2,783,776 shares of Common Stock and warrants to acquire 594,812 shares of Common Stock at $.042 per share held by T Acquisition L.L.C. Mr. Peterson's address is 2508 W. Bueno Vista Dr., W. Jordan, UT 84088
4. Includes 200,000 shares of Common Stock beneficially held by Mr. Oldroyd, including shares held in trust for the Violet Johnson Brown Family Trust. Also includes 2,783,776 shares of Common Stock and warrants to acquire 594,812 shares of Common Stock at $.042 per share held by T-Acquisition. Mr. Oldroyd address is 55 North 800 West, Provo, UT 84601

5. Includes 200,000 shares of Common Stock held by Mr. Staker and also includes 2,783,776 shares of Common Stock and warrants to acquire 594,812 shares of Common Stock at $.042 per share held by T-Acquisition. Mr. Stakers address is 880 North 98 West #9, Provo, UT 84604
6. A Utah Limited Liability company of which Michael R. Carlston owns or controls 56.7%, Mark Oldroyd owns or controls 32.1%, Dennis C. Peterson owns or controls 6.4% and Scott Staker owns or controls 4.8%. The shares indicated consist of 2,783,776 shares of Common Stock issued as of December 31, 1995, and a warrant to acquire 594,812 shares of Common Stock, at a price of $0.42 per share. The address of T-Acquisition is 855 Harwood Dr., Murray, UT 84107.
7. Includes 1,982,699 shares of Common Stock and warrants to acquire 430,770 shares of common stock at a price of $0.05 - $0.42 per share held by Third Century Fund II. Mr. Nickerson is Senior Partner of Third Century Fund II. Mr. Nickerson is also a director of the Company. Mr. Nickerson and Third Century Fund II's address is 1711 Chateau CT., Fallston, MD 21047
8. Includes 1,004,920 shares of Common Stock held by Dr. Gwinn and warrants to acquire 50,000 shares of Common Stock at a price of $.14 per share exercisable through September 29, 1998. Dr. Gwinns address is 304 W. Thorn, San Diego, CA 92103
9. Includes 753,497 shares of Common Stock held by Dr. Smith and warrants to acquire 50,000 share of Common Stock at a price of $.14 per share exercisable through September 29, 1998. Dr. Smiths address is 2291 Greer Rd., Palo Alto CA 94303
10.  Reflects 210,575 shares of Common Stock, and (ii) a warrant to acquire
178,575 shares of Common Stock at a price of $.42 per share.   Mr.
Oppenheimers address is 31 Crescent Avenue, Summit, NJ 07901
11. Includes 676,507 shares of Common Stock beneficially held by Mr. Goodberg. Mr. Goodbergs address is c/o 304 W. Thorn, San Diego, CA 92103
12. Includes 564,576 shares of Common Stock held beneficially by Mr. Cihos. Also includes warrants to acquire 50,000 shares of Common Stock at a price of $.14 per share. Mr. Cihos Address is 1135 Doralee Way, San Jose, CA 95125
13. Includes 50,000 shares of Common Stock held by IHCG, and also includes Warrants to acquire 398,571 shares of Common Stock at $0.14 per share, warrants exercisable through September 5, 1997. Mr. Overfelts address is 4634 So. Ledgemont Dr., Holladay UT 84124
14. Includes 50,000 shares of Common Stock held by IHCG, and also includes Warrants to acquire 265,715 shares of Common Stock at $0.14 per share, warrants exercisable through September 5, 1997. Mr. Ballash's address is 9777 So. Dunsinsame Dr., So. Jordan, UT 84095
15. Includes 314,275 shares of Common Stock ,and warrants to acquire 71,425 shares of Common Stock at a price of $0.42 per share and options to acquire 50,000 shares of common stock at $.14 per share.. Mr. Nelsons address is 32 Algonquin Ct., Wayne, PA
16. Includes 214,345 shares of Common stock and options to acquire 50,000 shares of common stock at $.14 per share. Mr. Andersons address is 343 West 4125 North, Pleasant View, UT 84414



ITEM 13:        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of the Company's last fiscal year, there have been no transactions or series of transactions between the Company and any executive officer, director or 5% beneficial owner of the Company's common stock in which one of the foregoing individuals had an interest of more than $60,000 except the transactions identified below.

The Company believes that all transactions between the Company and related parties have been on terms and conditions no less favorable to the Company than those available from third parties. Each transaction was entered into to provide operating capital for the Company. All future transactions between the Company and any related party will be on terms and conditions no less favorable to the Company than those available from third parties and will be approved by a majority of the Company's disinterested directors.

Section 16(a) of the Securities Exchange Act of 1934 required the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and holders of ten percent or more of the Company's equity securities are required to furnish the Company with copies of all Section 16(a) reports they file. However, because of the recent mergers and conversions, these reports have not been provided.

PART IV

ITEM 14:   EXHIBITS AND REPORTS ON FORM 8-K

(a)        The following financial statements are included in Part II Item 8:

		 Report of Independent Public Accountants

		 Balance Sheets as of June 30, 1996 and 1995

		 Statements of Operations for the Years Ended
		 June 30, 1996, 1995, and 1994

		 Statements of Shareholders' Equity
		 for the Years Ended June 30, 1996, 1995 and 1994

		 Statements of Cash Flows for the Years ended
		 June 30, 1996, 1995, and 1994

		 Notes to Financial Statements


(b)        Reports on Form 8-K

	   No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

(c)        Exhibits



The following documents are incorporated by reference to the Company's Registration Statement on Form S-18, filed with the Commission on January 17, 1989, and as amended on February 10, 1989 and March 7, 1989, as declared effective on March 9, 1989:

3.1        Articles of Incorporation and all amendments thereto
3.2        Bylaws
10.1       Nonqualified Stock Option Plan
10.2       Incentive Stock Option Plan
10.3       Form of common stock Purchase Warrant issued to Rogers & Anderson
10.4       Form of Rental Agreement
10.5       Form of 60 Month Lease Agreement
10.6       Form of Purchase Agreement
10.7 Form of Proprietary Information and Inventions Agreement between all employees and consultants and the Company
10.8       Facilities Lease between the Company and J & V Management Company

The following documents are incorporated by reference to the Company's Annual report on Form 10-K dated September 25, 1989:

10.9 Underwriting Agreement, dated March 10 1989, between the Company and Schnieder Securities, Inc.
10.10      Hemotech Purchase Agreement

The following documents are incorporated by reference to the Company's report on Form 10-K dated October 12, 1993

10.11 Settlement Agreement between Tenet Information Services, Inc., and Hewlett Packard
10.12 Release and Consent Agreement between Tenet Information Services Inc., and First Security Bank.
10.13 Assignment of Note and Related Documents by First Security Bank in favor of T Acquisition L.C.
10.14      Facility Lease
10.15      Debt Conversion
10.16      Series A Preferred Stock
10.17      Series B Preferred Stock

The following documents are incorporated by reference to the Company's report on Form 10-K dated October 14, 1995 for the year ended June 30, 1995.

2.1        Form of International Health Care Consulting Group Acquisition
2.2        Agreement and Plan of Reorganization
4.1        Conversion of Series A Preferred Stock
4.2        Conversion of Series B Preferred Stock
4.3        Conversion of T-Acquisition Debt
4.4        Conversion of Anderson Debt
4.5        Conversion of Carlston Debt
4.6        Form of Private Placement
4.7        Form of Class A Warrant
4.8        Form of Class B Warrant
4.9        Form of Class C Warrant
10.18      Form of F. Overfelt Employment Agreement
10.19      Form of D. Ballash Employment Agreement

				   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

				   TENET INFORMATION SERVICES, INC.

October 28, 1996                   By:/s/Fred J. Anderson
				   -----------------------------------------
				   Fred J. Anderson, Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person, which include the Chief Executive Officer, Chief Financial Officer, and a majority of the Board of Directors, on behalf of the Company and in the capacities and on the dates indicated:


				 POWER OF ATTORNEY

Know All Men By These Presents, that each person whose signature appears below constitutes and appoints each of Jerald L. Nelson and Fred J. Anderson, jointly and severally, his true and lawful attorney in fact and agent, with full powers of substitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney in fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

	Signature               Title                           Date
	---------              -------                         ------

/s/ Jerald L. Nelson    Director and Chairman of            October 28, 1996
--------------------    the Board of Directors
Jerald L. Nelson

/s/Frank C. Overfelt    Director and Acting                 October 28, 1996
--------------------    Chief Operating Officer
Frank C. Overfelt

/s/ Fred J. Anderson    Corporate Secretary, Director
--------------------    Chief Financial Officer
Fred J. Anderson                                            October 28, 1996

/s/ Eric J. Nickerson   Director
---------------------
Eric J. Nickerson                                           October 28, 1996




Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Companies Which Have Not Registered Securities Pursuant to Section 12 of the Act.


The Company has not prepared or distributed any annual report to security holders covering the last fiscal year nor any proxy statement, form for proxy or other proxy soliciting material to more than ten of the Company's security holders with respect to any annual or other meeting of security holders. In the event the Company's management elects to distribute such an annual report or proxy material subsequent to the filing of this annual report on Form 10-K, the Company will furnish four copies of such materials to the Commission when it is sent to security holders.