Form 10QSB
period 1996-09-30
TENET INFORMATION SERVICES INC
filed 1996-11-22
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to _____________

                             Commission File No.
                                  0-18113

                      TENET INFORMATION SERVICES, INC.
                      --------------------------------
     (Exact name of small business issuer as specified in its charter)

                UTAH                                    87-0405405
                ----                                    ----------
     (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)                  Identification No.)

                           4885 South 900 East #107
                         Salt Lake City, Utah  84117
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


Check whether the Issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes_X__  No___
(2)  Yes_X__  No___

The Company had 13,018,514 shares of common stock outstanding at October
26, 1996

                        Tenet Information Services, Inc.

                               TABLE OF CONTENTS


PART I FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheet as of September 30, 1996 . .1

         Condensed consolidated statements of operations for the
         three months ended September 30, 1996 and 1995 . . . . . . . . . 3

         Condensed consolidated statements of cash flows for the
         three months ended September 30, 1996 and 1995 . . . . . . . . . 4

         Notes to condensed concolidated financial statements . . . . . . 6


Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations . . . . . . 7

PART II     OTHER INFORMATION


Item 1. Litigation. . . . . . . . . . . . . . . . . . . . . . . . . . . .14
Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . .14
Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .14
Item 4. Submission of Matters to a Vote of Security Holders . . . . . . .14
Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . .14
Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .14



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                        PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

                TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                   ASSETS

                                                     September 30, 1996
                                                     ------------------
CURRENT ASSETS:
 Cash                                                     $  117,665
 Accounts receivable, net of allowance for
    doubtful accounts of $7,500                               85,377
 Current portion of contracts receivable                      21,162
 Inventories                                                   5,342
                                                          ----------
    Total current assets                                     229,546
                                                          ----------


DEFERRED SOFTWARE COSTS                                    1,124,036
 Less accumulated amortization                              (960,869)
                                                           ----------
                                                             163,167
                                                           ----------

FURNITURE, FIXTURES AND EQUIPMENT                            119,302
 Less accumulated depreciation and
    amortization                                             (90,355)
                                                          ----------
                                                              28,947
                                                          ----------

OTHER ASSETS, net                                              1,425
                                                          ----------
                                                          $  423,085
                                                          ==========




      The accompanying notes are an integral part of this balance sheet.

                TENET INFORMATION SERVICES, INC. AND SUSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                (Unaudited)



               LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

                                                     September 30, 1996
                                                     ------------------
CURRENT LIABILITIES:
 Note Payable                                             $   25,409
 Current portion of related
    party long-term debt                                       7,046
 Accounts payable                                            275,174
 Accrued salaries and benefits                               117,684
 Amounts due to related parties                               19,204
 Deferred revenue                                            139,324
                                                          ----------
    Total current liabilities                                583,841
                                                          ----------

RELATED PARTY LONG-TERM DEBT,
 net of current portion                                        3,843
                                                          ----------


SHAREHOLDERS' EQUITY:
 Common stock, $.001 par value;
    100,000,000 shares authorized;
    10,644,248 shares issued                                  13,021
 Additional paid-in capital                                4,497,998
 Warrants outstanding                                        143,221
 Deferred compensation                                        (8,125)
 Accumulated deficit                                      (4,810,714)
                                                          ----------
    Total shareholders' equity                              (164,599)
                                                          ----------
                                                          $  423,085
                                                          ==========

      The accompanying notes are an integral part of this balance sheet.

                TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          For the three Months Ended
                                                 September 30,
                                          --------------------------
                                              1996           1995
                                          ----------     -----------

REVENUES                                  $  246,522     $  141,839
COSTS AND EXPENSES:
 Cost of revenues                            146,464         56,108
 Selling, general and administrative         144,542         92,311
 Software development                         94,380         24,012
                                          ----------     ----------
                                             385,386        172,431
                                          ----------     ----------
LOSS FROM OPERATIONS                        (138,864)      ( 30,592)
                                          ----------     ----------
OTHER INCOME (EXPENSE):
 Write-off of excess net purchase price          -         (546,884)
 Interest expense                             (1,176)       ( 3,280)
 Interest income                                 695            102
 Other Expense, net                             (481)      (550,062)
                                          ----------     ----------
NET LOSS                                  $ (139,345)    $ (580,654)
                                          ----------     ----------

NET LOSS PER COMMON SHARE                 $     (.01)    $     (.08)
                                          ==========     ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                      11,445,800      7,198,457
                                          ==========     ==========




      The accompanying notes are an integral part of these statements.

                TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                          For the three Months Ended
                                                 September 30,
                                          --------------------------
                                              1996           1995
                                          ----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                $  (139,345)     $(580,654)
 Adjustments to reconcile net
   loss to net cash (used in) provided
   by operating activities -
    Depreciation and amortization             22,910          6,448
    Write-off of excess purchase price           -          546,884
    (Increase) decrease in assets, net
      of effect of acquisitions:
       Accounts receivable, net               29,118         (2,718)
       Inventories                              (342)           -
       Contracts receivable                    6,747        (13,115)

    Increase (decrease) in liabilities,
      net of effect of acquisitions:
       Accounts payable                      (38,465)       (18,004)
       Accrued salaries and benefits         (30,449)         6,751
       Amounts due related parties             8,004            -
       Deferred Revenue                       10,433            -
                                         -----------     -----------
    Net cash (used in) provided by
      operating activities                  (131,389)       (54,408)
                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Cash acquired in acquisition                    -           19,553
 Additions to deferred software costs            -          (32,500)
 Acquisition of furniture, fixtures and
    equipment                                    -              -
                                         -----------     -----------
    Net cash used in investing
      activities                                 -          (12,947)
                                         -----------     -----------



      The accompanying notes are an integral part of these statements.

                TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                          For the three Months Ended
                                                 September 30,
                                          --------------------------
                                              1996           1995
                                          ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Conversion of warrants, net                $ 81,054     $      -
 Payments on notes                           (41,589)       119,530

 Net cash provided by financing
   activities                                 39,465        119,530
                                         -----------     -----------

NET INCREASE (DECREASE) IN CASH              (91,924)        52,175

CASH, at beginning of period                 209,589         12,498
                                         -----------     -----------
CASH, at end of period                      $117,665     $   64,673
                                         ===========     ===========



Supplemental disclosure of cash flow information:

 Cash paid during the period for interest    $ 1,176     $    3,280
                                         ===========     ===========

Supplemental disclosure of non-cash financing and investing activities:

During the three month period ended September 30, 1995, the Company acquired certain assets of the International HealthCare Consulting Group
(HCG) in exchange for assuming $30,000 of debt and issuing common stock valued at $7,000. (See Note 3) The Company also exchanged 3,000,000 shares of its common stock for all outstanding stock of National Microcomputer Corp. The assets acquired and liabilities assumed are described in Note 3. In addition, the Company converted $50,000 of bridge financing notes payable to common stock.









      The accompanying notes are an integral part of these statements.

              TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  (1)     Presentation of Interim Financial Statements

  The accompanying condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB.

  These condensed financial statements include the necessary adjustments to the September 30, 1996 balance sheet, and the related condensed consolidated statements of operations and cash flows for the three months ended to reflect the Company's acquisition of National Microcomputer Corporation on September 29, 1995 and the acquisition of certain assets of the International HealthCare Consulting group on September 5, 1995.

  In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 1996 and the results of its operations and its cash flows for the periods presented herein. The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 1997.

  (2)     Net Loss Per Common Share

  Net loss per common share for the three months ended September 30, 1996 and 1995 is based on the weighted average number of common shares outstanding during the periods. Warrants and options outstanding have not been included in the computations since any assumption of conversion would have an antidilutive effect thereby decreasing the net loss per common share.

  (3)     Acquisitions

  On September 5, 1995, the Company entered into an agreement to acquire certain assets consisting primarily of software products and intangible assets of the International HealthCare Consulting Group ("HCG") located in Salt Lake City, Utah. HCG provides consulting services and information systems to various hospital departments. As consideration, the Company issued 50,000 shares of its common stock valued at $7,000 and assumed $30,000 of debt. Due to the immaterial amount of tangible assets acquired and contingencies related to the realizability of the amount paid for the intangible assets, the entire purchase price of $37,000 was expensed during the quarter.

  In connection with the asset purchase, the Company entered into employment agreements with HCG's two principal shareholders and consultants. The employment agreements provide for base annual salaries and incentive stock options or bonuses.

  Effective September 29, 1995, the Company and National Microcomputer Corporation ("NMC"), with locations in San Diego and San Jose, California, approved a Plan of Reorganization in which NMC was merged with and into Tenet Merger Subsidiary, a wholly-owned subsidiary of the Company incorporated for the purpose of effecting the merger. NMC develops and markets information systems to hospital emergency departments. Three million shares of the Company's common stock were exchanged for all outstanding stock of NMC. The three million shares were valued at $420,000. The merger has been accounted for as a purchase with the result of operations of HCG being combined with those of the Company from the date of acquisition. The total purchase price was allocated to the assets and liabilities acquired or assumed as follows:

  Assets acquired at estimated fair value:

                                           NMC              HCG
                                          -----            -----
     Cash                             $   19,553       $
     Accounts receivable, net             88,946
     Other current assets                 16,665
     Furniture and equipment               2,660
     Deferred software costs              47,913
                                      ----------       ---------
                                         175,737             -0-

  Liabilities assumed:
     Note payable                                         30,000
     Accounts payable                    (19,143)
     Accrued liabilities                  (4,284)
     Deferred revenue                   (215,194)
                                      ----------       ---------
                                        (238,621)         30,000
                                      ----------       ---------
  Legal and accounting fees directly
    related to the acquisition           (27,000)
                                      ----------
  Value of common stock issued          (420,000)          7,000
                                      ----------       ---------
  Excess purchase price               $  509,884       $  37,000
                                      ==========       =========

  Due to NMC's lack of historical profitability and contingencies related to the future realizability of the excess purchase price, the Company expensed the entire $509,884 during the quarter ended September 30, 1995.

  Management believes that the amount of common stock issued for NMC was fair and reasonable based on expected synergies to be achieved by combining NMC with the Company. In addition, NMC brings a customer base of 24 sites and a backlog of four installations.

  The following unaudited proforma consolidated statement of operations information for each of the three month periods ended September 30, 1995 and 1994 presents the proforma results of operations of the Company as if the acquisitions of HCG and NMC had been consummated as of July 1, 1994 or July 1, 1995, respectively.

                                     3 Months ended        3 Months ended
                                   September 30, 1996    September 30, 1995
                                   ------------------    ------------------

  Revenues                         $ 246,522             $ 227,898
  Loss from operations              (138,864)             ( 94,398)
  Net loss                          (139,345)             (646,260)
  Net loss per common share             (.01)                 (.09)

  (4) Conversion of Warrants


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

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

General

This discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

The Company is engaged in developing and servicing specialized data processing information products used in the respiratory services departments of larger hospitals. During the quarter ended September 30, 1995, the Company acquired certain assets of the International HealthCare Consulting Group ("HCG") and acquired National Microcomputer Corporation ("NMC").

The Company's base product, RCMS/X, has been redeveloped utilizing a UNIX operating system and the Oracle data base. As a result of the acquisitions, the Company has expanded its product lines to include an emergency department computer system known as "EDNet". The Company also has a consulting group which conducts efficiency studies in various hospital situations, as well as customizes software solutions to specific hospital requirements.

As of September 30, 1996, the Company had sold or leased its RCMS product to five hospitals and its RCMS/X product to two hospitals at various locations throughout the United States. Generally, the Company's customers purchase the computer hardware from the Company, lease the Company's software and enter into a service contract for the lease period.

As of September 30, 1996, the Company had sold its EDNet product to 26 emergency department sites. These sites have annual maintenance contracts for continued support and updates. It is anticipated that a vast majority , if not all of these sites, will renew this maintenance on an annual basis. As of September 30, 1996, the Company was in the process of installing EDNet at two additional sites.


Results of Operations

For the three months ended September 30, 1996 compared with the three months ended September 30, 1995.

During the three month period ended September 30, 1996, the Company had revenues of $246,522 which represented a 74 percent increase from $141,839 for the corresponding period of the prior fiscal year. The sales consisted of emergency $134,328 (54%), respiratory, $72,452 (30%), and consulting $$39,742 (16%) compared with $86,059 (38%), $128,059 (56%) and $13,780
(6%), respectively, for the corresponding period of the prior fiscal year assuming the mergers had taken place July 1, 1995.

Cost of revenues increased 161% to $146,464 for the three month period ended September 30, 1996 from $56,108 for the corresponding period of the prior year. This is a result of the increased cost of revenues for consulting, $65,940, as compared with $14,000 for the prior fiscal year. Cost of revenues for the emergency product of $23,787 as compared with nil for the prior period. Cost of revenue for the respiratory product were relatively stable.

Selling, general, and administrative costs increased 57% to $144,542 for the three month period ended September 30, 1996 from $92,311 for the corresponding period of the previous fiscal year. This increase in costs primarily reflects the Company's increased marketing costs associated with the marketing of the emergency system, $31,337, and consulting services, $18,594.

Software development costs increased 292% to $94,380 for the three month period ended September 30, 1996 from $24,102 for the corresponding period of the prior fiscal year. This is the result of increased personnel assigned to the Emergency Department Windows product, use of outside contractors and no capitalization of software costs.

The Company incurred an operating loss of $139,153 for the three month period ended September 30, 1996 compared with an operating loss of $30,592 for the corresponding period of the previous year.

As a result of the acquisitions of HCG and NMC during the three-month period ended September 30, 1995, the Company expensed the excess purchase price of $546,884. The Company determined based on the historical losses of the operations acquired and contingencies related to the future realizability of the excess purchase price, to charge this amount to expense during that three month period ended September 30, 1996. This writeoff increased the net loss by $546,884 to $580,654 or $.08 per share.

Interest expense decreased to $1,176 for the three month period ended September 30, 1996 from $ 3,280 for the corresponding period of the prior year as a result of a debt conversion.

The Company incurred a net loss of $139,345 ($.01) per share for the three month period ended September 30, 1996 compared with a net loss of $580,654 ($.08) per share for the corresponding period of the prior year.

Liquidity and Capital Resources

The Company has suffered recurring losses from operations since fiscal year 1989, and as of September 30, 1996 had an accumulated deficit of $4,810,714. The operating losses are due in part to significant decreases in revenues in fiscal years 1994, 1993 and 1992 as the Company redeveloped and updated its respiratory product and also as a result of the Company's expensing $546,884 of excess purchase price related to the recent NMC and HCG acquisitions. Management believes that those arrangements were fair, and represent a valuable addition to the Company.

Management expects that the Company's acquisitions of HCG and NMC will allow the Company to achieve synergies with a larger sales base and to obtain efficiencies with expanded operations.

The Company also has contracts to install emergency systems in 3 hospitals which will generate $145,000 in revenues.

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

The Company also accelerated conversion of its Class B warrants by offering a discount to $.05 from $.07 if exercised prior to September 30, 1996. A total of 1,621,424 warrants were exercised, creating $70,429 in cash and $10,643 in debt reduction.

At June 30, 1996, the Company had $40,000 in bridge financing. This was repaid from the Private Placement Offering.

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

The Company's cash position decreased by $91,924 during the three month period ended September 30, 1996 to $117,665 as compared to $12,449 as of June 30, 1995. However, the Company had a working capital deficit of $354,295 as of September 30, 1996 as compared with a deficit of $318,884 as of June 30, 1996. Operating activities used $131,384 for the three month period ended September 30, 1995 as compared with using $55,408 for the corresponding period of the previous year. The principal sources of cash have been (i) proceeds from conversion of warrants of $81,054, and (ii) $19,553 of cash acquired in the merger with NMC. The Company did not capitalize software development costs during the three month period ended September 30, 1996 as compared to $32,800 during the corresponding period of the previous year. There were debt payments of $41,589 during the three month period ended September 30, 1996 as compared with no debt payments for the corresponding period of the previous year.

While a significant portion of the current liabilities, $122,000 is owed to present officers and/or directors, there can be no assurances that these officers/directors will not seek payment in the near term.

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


PART II     OTHER INFORMATION

Item 1.     Litigation                                   N/A
Item 2.     Changes in Securities                        N/A
Item 3.     Defaults Upon Senior Securities              N/A
Item 4.     Submission of Matters to Vote of
             Security Holders                            N/A
Item 5.     Other Information                            N/A

Item 6.     Exhibits and Reports on Form 8-K

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 15, 1996       TENET INFORMATION
                               SERVICES, INC.


                               /s/ Fred J. Anderson
                               --------------------
                               Corporate Secretary