Form 10QSB
period 1996-12-31
TENET INFORMATION SERVICES INC
filed 1997-10-07
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB


(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ---------- to -----------


                           Commission File No.
                                 0-18113


                     TENET INFORMATION SERVICES, INC.
                     --------------------------------
    (Exact name of small business issuer as specified in its charter)


            UTAH                                87-0405405
           ------                              ------------
  (State or other jurisdiction               (I.R.S. Employer
   of incorporation or organization)          Identification No.)


                         4885 South 900 East #107
                       Salt Lake City, Utah  84117
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
(1)  Yes X   No
        ---
(2)  Yes X   No
        ---    ----

The Company had 13,018,514 shares of common stock outstanding at October 6, 1997



                        Tenet Information Services, Inc.

                                TABLE OF CONTENTS


PART I          FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheet as of
        December 31, 1996............................................1

        Condensed consolidated statements of operations
        for the three months and six months ended
        December 31, 1996 and 1995...................................3

        Condensed consolidated statements of cash flows
        for the six months ended December 31, 1996 and 1995..........5

        Notes to condensed consolidated financial statements..........7


Item 2.Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............10

PARRT II        OTHER INFORMATION

Item 1. Litigation...................................................15
Item 2. Changes in Securities........................................15
Item 3. Defaults Upon Senior Securities..............................15
Item 4. Submission of Matters to a Vote of Security Holders..........15
Item 5. Other Information............................................15
Item 6. Exhibits and Reports on Form 8-K.............................15


SIGNATURES...........................................................16





                     PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

             TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEET
                               (UNAUDITED)

                                 ASSETS

                                                December 31, 1996
                                                -----------------
CURRENT ASSETS:
 Cash                                                  $   37,040
 Accounts receivable, net of allowance for
    doubtful accounts of $7,500                            84,795
 Current portion of contracts receivable                   14,162
 Inventories                                                3,561
                                                       ----------
  TOTAL CURRENT ASSETS                                    139,558
                                                       ----------


DEFERRED SOFTWARE COSTS                                 1,124,036
 Less accumulated amortization                         (1,015,269)
                                                       ----------
                                                          108,767
                                                       ----------

FURNITURE, FIXTURES AND EQUIPMENT                         119,302
 Less accumulated depreciation and
  amortization                                            (95,765)
                                                       ----------
                                                           23,537
                                                       ----------


OTHER ASSETS, net                                           1,425
                                                       ----------
                                                       $  273,287
                                                       ==========


The accompanying notes are an integral part of this balance sheet.

             TENET INFORMATION SERVICES, INC. AND SUSIDIARY
            CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                               (UNAUDITED)



                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                December 31, 1996
                                                -----------------
CURRENT LIABILITIES:
 Note Payable                                          $   26,009
 Current portion of related
    party long-term debt                                    7,046
 Accounts payable                                         266,622
 Accrued salaries and benefits                            110,907
 Amounts due to related parties                            19,731
 Deferred revenue                                         162,774
                                                       ----------
  Total current liabilities                               593,089


RELATED PARTY LONG-TERM DEBT,
 net of current portion                                     3,843
                                                       ----------

SHAREHOLDERS' EQUITY:
 Common stock, $.001 par value;
  100,000,000 shares authorized;
  10,708,248 shares outstanding                            13,021
 Additional paid-in capital                             4,497,998
 Warrants outstanding                                     143,221
 Deferred compensation                                     (8,125)
 Accumulated deficit                                   (4,969,760)
                                                       ----------
  Total shareholders' equity                             (323,645)
                                                       ----------
                                                       $  273,287
                                                       ==========


 The accompanying notes are an integral part of this balance sheet.

             TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                       For the Three Months Ended
                                               December 31
                                            1996          1995
                                        ----------     ----------
REVENUES                                $  147,556     $  411,269
                                        ----------     ----------
COSTS AND EXPENSES:
 Cost of revenues                          151,118        164,175
 Selling, general and administrative       104,986        245,504
 Software development                       49,716         30,480
                                        ----------     ----------
                                           305,820        440,159
                                        ----------     ----------
LOSS FROM OPERATIONS                      (158,264)      ( 28,890)
                                        ----------     ----------
OTHER INCOME (EXPENSE):
 Interest expense                           (1,126)          -
 Interest income                               344           -
                                        ----------     ----------
    Other expense, net                        (782)          -
                                        ----------     ----------
NET LOSS                                $ (159,046)    $ ( 28,890)
                                        ==========     ==========

NET LOSS PER COMMON SHARE               $     (.01)    $     (.00)
                                        ==========     ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                    13,018,514     10,708,248
                                        ==========     ==========


 The accompanying notes are an integral part of these statements.

             TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                        For the Six Months Ended
                                               December 31
                                            1996          1995
                                        ----------     ----------

REVENUES                                $  394,078     $  553,108
                                        ----------     ----------
COSTS AND EXPENSES:
 Cost of revenues                          297,582        220,283
 Selling, general and administrative       249,528        337,815
 Software development                      144,096         54,492
                                        ----------     ----------
                                           691,206        612,590
                                        ----------     ----------
LOSS FROM OPERATIONS                      (297,128)       (59,482)
                                        ----------     ----------
OTHER INCOME (EXPENSE):
 Write-off of excess net
   purchase price                             -          (546,884)
 Interest expense                           (2,302)        (3,280)
 Interest income                             1,038            102
                                        ----------     ----------
    Other expense, net                      (1,264)      (550,062)
                                        ----------     ----------
NET LOSS                                $ (298,392)    $ (609,544)
                                        ==========     ==========

NET LOSS PER COMMON SHARE               $     (.02)    $     (.07)
                                        ==========     ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                    12,207,798      8,983,085
                                        ==========     ==========


  The accompanying notes are an integral part of these statements.

             TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                        For the Six Months Ended
                                                December 31,
                                            1996          1995
                                        ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                               $  (298,392)   $ (609,544)
 Adjustments to reconcile net
   loss to net cash (used in) provided
   by operating activities -
  Depreciation and amortization              82,720        16,150
  Write-off of excess purchase price           -          546,884
  (Increase) decrease in assets, net
    of effect of acquisitions:
     Accounts receivable, net                29,700       (12,204)
     Inventories                              1,439         6,324
     Contracts receivable                    13,777         3,819
     Prepaid expenses                          -            4,150
     Other assets                              -             (866)
  Increase (decrease) in liabilities,
    net of effect of acquisitions:
     Accounts payable                       (47,017)       27,334
     Accrued salaries and benefits          (37,226)       20,328
     Amounts due related parties              8,531          -
     Notes payable                              571          -
     Deferred revenues                       33,883       (63,771)
                                        -----------    ----------
  Net cash (used in) provided by
    operating activities                   (212,014)      (61,396)
                                        -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Cash acquired in acquisition                  -           19,553
 Additions to deferred software costs          -          (47,500)
 Acquisition of furniture, fixtures and
    equipment                                  -           (8,365)
                                        ----------     ----------
  Net cash used in investing
    activities                                 -          (36,312)
                                        ----------     ----------


 The accompanying notes are an integral part of these statements.

             TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS (CONTINUED)
                               (UNAUDITED)

                                        For the Six Months Ended
                                               December 31,
                                            1996          1995
                                        ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Conversion of warrents, net            $   81,054     $      -
 Payments on notes                                            -
 Principal payments on long-term debt      (41,589)        (3,046)
 Sale of common stock,
   net of offering costs                      -           161,530
                                        ----------     ----------
  Net cash provided by financing
    activities                              39,465        158,484
                                        ----------     ----------
NET INCREASE (DECREASE) IN CASH           (172,549)        60,776

CASH, at beginning of period               209,589         12,498
                                        ----------     ----------
CASH, at end of period                  $   37,040     $   73,274
                                        ==========     ==========


Supplemental disclosure of cash flow information:

 Cash paid during the period
   for interest                         $    2,302     $    3,280
                                        ==========     ==========

Supplemental disclosure of non-cash financing and investing activities:

During the six-month period ended December 31, 1995, the Company acquired certain assets of the International HealthCare Consulting Group (HCG) in exchange for assuming $30,000 of debt and issuing common stock valued at $7,000. (See Note 3)
The Company also exchanged 3,000,000 shares of its common stock for all outstanding stock of National Microcomputer Corporation. The assets acquired and liabilities assumed are described in Note 3.
In addition, the Company converted $50,000 of bridge financing notes payable to common stock.



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

These condensed financial statements include the necessary adjustments to the December 31, 1996 balance sheet, and the related condensed consolidated statements of operations for the three and six months ended December 31, 1996 and cash flows for the six months ended December 31, 1996 to reflect the Company's acquisition of National Microcomputer Corporation on September 29, 1995 and the acquisition of certain assets of the International HealthCare Consulting Group on September 5, 1995.

In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at December 31, 1996 and the results of its operations and its cash flows for the periods presented herein. The results of operations for the three-month and six-month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 1997.

(2)  Net Loss Per Common Share

Net loss per common share for the three and six months ended December 31, 1996 and 1995 are based on the weighted average number of common shares outstanding during the periods. Warrants and options outstanding have not been included in the computations since any assumption of conversion would have an antidilutive effect thereby decreasing the net loss per common share.

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

Assets acquired at estimated fair value:

                                           NMC             HCG
                                        ----------     ----------
     Cash                               $   19,553
     Accounts receivable, net               88,946
     Other current assets                   16,665
     Furniture and equipment                 2,660
     Deferred software costs                47,913
                                        ----------     ----------
                                           175,737         -0-

Liabilities assumed:
     Note payable                             -            30,000
     Accounts payable                      (19,143)
     Accrued liabilities                    (4,284)
     Deferred revenue                     (215,194)
                                        ----------     ----------

Net liabilities assumed                   (238,621)        30,000
                                        ----------     ----------
Legal and accounting fees directly
  related to the acquisition               (27,000)
                                        ----------     ----------
Value of common stock issued              (420,000)         7,000
                                        ----------     ----------
Excess purchase price                   $  509,884         37,000
                                        ==========     ==========


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

The following unaudited proforma consolidated statements of operations information for each of the six-month periods ended December 31, 1995 and 1994 presents the proforma results of operations of the Company as if the acquisitions of HCG and NMC had been consummated as of July 1, 1995 or July 1, 1994, respectively.

                                 Six Months ended   Six Months ended
                                 December 31, 1996  December 31, 1995
                                 -----------------  -----------------
Revenues                            $  394,078         $  639,167
Loss from operations                  (297,128)          (122,568)
Net loss                              (298,391)          (675,100)
Net loss per common share                 (.02)              (.08)

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


Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations.

GENERAL

This discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K(sb) for the fiscal year ended June 30, 1996.

The Company was engaged in servicing specialized data processing information products used in the respiratory services departments of larger hospitals. During the six months ended December 31, 1995, the Company acquired certain assets of the International HealthCare Consulting Group ("HCG") and acquired National Microcomputer Corporation ("NMC").

As a result of the Company's decision to focus its limited time and monetary resources towards the development of an Emergency Department Windows product, the EDNet has become the Company's basic line. Therefore, the Company's discussion to this resource allocation has resulted in the Company's lack of marketing and/or product development of its Respiratory Product. This product provided for 46% of revenues for the six months period ended
December 31, 1996.

The Company's efforts to sell the Emergency DOS product have languished, however, and the development of the EDNet 32 system is behind operating management projections.

Two members of the Board, Dr. Richard Gwinn and Dr. Robert Smith resigned as directors of the Company effective November 1, 1996 and December 12, 1996 respectively. Dr. Gwinn resigned as an employee November 1, 1996. However, both have continued to render services on an hourly basis for continued support of existing customers, as well as review and critique of the EDNet 32 product.

Effective March 21, 1997, the Vice president of Marketing resigned on a mutually accepted basis. This resignation and the disagreement with management over marketing methods has significantly reduced the number of potential sales leads for the Company.

The net result of the resignations above is dramatic decrease in consulting revenues of the Company as the efforts of those involved with consulting have been more focused on EDNet 32 than before. Also, pending consulting contracts have not materialized. The Company is concerned about the reduced level of consulting revenues and is considering marketing alternatives.

As of December 31, 1996, the Company had sold or leased its RCMS product to six hospitals and its RCMS/X product to two hospitals at various locations throughout the United States. Generally, the Company's customers purchase the computer hardware from the Company, lease the Company's software and enter into a service contract for the lease period.
The Company at this time is not actively marketing the RCMS/X product, and there is no present development program ongoing, however, the Company intends to reconsider additional development and marketing if or when additional operating become available.

As of December 31, 1996, the Company had sold its EDNet product to 20 emergency department sites. These sites have annual maintenance contracts for continued support and updates. It is anticipated that a vast majority, if not all of these sites, will renew this maintenance on an annual basis. As of December 31, 1996, the Company was in the process of installing
EDNet at two additional sites. The Company is continuing in its development of EDNet32 windows based product and is hopeful of a product launch in the later part of calendar 1997.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1995.

During the three-month period ended December 31, 1996, the Company had revenues of $147,536 which represented a 64 percent decrease from $411,269 for the corresponding period of the prior fiscal year. The 1996 sales consisted of

             3-month   %  of   3-month   %  of  Change in  % Change
               ended   sales     ended   sales      sales  of sales
            12/31/96 12/31/95

Emergency    $ 48,800  33%     $253,715  62%    ($204,915)  (81%)

Respiratory  $ 83,312  56%     $ 82,459  20%    ($    853)  ( 1%)

Consulting   $ 15,444  11%     $ 73,295  18%    ($ 57,851)  (79%)
             --------  ---     --------  ---    ----------  -----
             $147,556  100%    $411,269  100%   ($263,619   (64%)
             ========  ====    ========  ====   ==========  =====

This decrease in sales was due to the Company's decision to market the EDNet32 system in lieu of continuing aggressive marketing of the DOS product, lack of follow-on Respiratory sales and fewer RCMS customers. Also, the effect of the consulting group working on the ENDet32 project, as well as delays in anticipated contracts, resulted in lower consulting revenues.

Cost of revenues decreased 8% to $151,118 for the three-month period ended December 31, 1996 from $164,275 for the corresponding period of the prior fiscal year. This is consistent with the decline in sales and staffing, and support remaining constant.

Selling, general, and administrative costs increased 57% to $104,986 for the three-month period ended December 31, 1996 from $245,504 for the corresponding period of the previous fiscal year. This coincides with a reduction of personnel in the marketing of the Respiratory arena, the combination of the Chief Operating Officer position with the head of consulting, and reduced commissions and travel Software development costs increased 63% to $49,716 for the three-month period ended December 31, 1996 from $30,480 for the corresponding period of the prior fiscal year.
This is primarily the result of the Company's acquisition of the emergency department product, and of the fact that the Company has elected not to capitalize any of the development costs for EDNet32.

The Company incurred an loss of $159,046 for the three-month period ended December 31, 1996 compared with an operating loss of $28,890 for the corresponding period of the previous year. This is a direct result of lack of sales and orders for the Company's product.

The Company loss per share increased to $(.01) as compared with nil for the corresponding period of the previous year.

Interest expense increased to $782 for the three-month period ended December 31, 1996 from none for the corresponding period of the prior year as a result of the lack of sufficient working capital to make payments in a timely manner to suppliers, consultants and employees.

FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1995.


             6-month          6-month
              ended    % of     ended   % of  Change in
             12/31/96  sales  12/31/95  sales  sales     % Change
             --------  -----  --------  -----  -------   --------


Emergency    $183,128   46%   $252,816   45%  $  69,688  (28%)
Respiratory  $155,768   40%   $213,218   39%  $  57,450  (27%)
Consulting   $ 55,182   14%   $ 87,074   16%  $  31,892   37%
             --------  ----   --------  ----  ---------  ----
             $394,078  100%   $553,108  100%  $ 159,030   29%
             ========  ====   ========  ====  =========  ====

This decrease in sales was due to the Company's decision to market the EDNet32 system in lieu of continuing aggressive marketing of the DOS product, lack of follow-on Respiratory sales and fewer RCMS customers. Also, the effect of the consulting group working on the ENDet32 project, as well as delays in anticipated contracts, resulted in lower consulting revenues.

Cost of revenues increased 35% to $297,582 for the six-month period ended December 31, 1996 from $220,283 for the corresponding period of the prior fiscal year. The primary reason for the increase was the Company decision to write-off its capitalized software over the final 9 months of fiscal 1997. This amounted to an increased charge of $56,151. The remainder of this increase is due to the relatively stagnant cost of supporting customers, which is dependent upon a minimum staff.

Selling, general, and administrative costs decreased 26% to $249,528 for the six-month period ended December 31, 1996 from $337,815 for the corresponding period of the previous fiscal year. This coincides with a reduction of personnel in the marketing of the Respiratory arena, the combination of the Chief Operating Officer position with the head of consulting, and reduced commissions and travel.

Software development costs increased 16% to $144,096 for the six-month period ended December 31, 1996 from $54,492 for the corresponding period of the prior fiscal year. This is primarily the result of the Company's acquisition of the emergency department product, and of the fact that the Company has elected not to capitalize any of the development costs for EDNet 32.

The Company incurred an operating loss of $298,392 for the six-month period ended December 31, 1996 compared with an operating loss of $609,544 for the corresponding period of the previous year. This is a direct result of lack of sales and orders for the Company's product.

The Company's loss per share increased to $(.02) as compared with $(.07) for the corresponding period of the previous year.

In connection with the acquisitions of HCG and NMC during the six months ended December 31, 1995, the Company expensed $546,884 of excess purchase price. The Company determined based on the historical losses of the operations acquired and contingencies related to the future realizability of the excess purchase price, to charge this amount to expense during the six months ended December 31, 1995. This write-off increased the net loss by $546,884 to $609,544 or $.07 per share as compared with a net loss of $298,392, or ($.02), per share for the current year.

Interest expense decreased to $2,302 for the six-month period ended December 31, 1996 from $3,280 for the corresponding period of the prior year as a result of converting the related debt to equity.


LIQUIDITY AND CAPITAL RESOURCES

The Company has suffered recurring losses from operations since fiscal year 1989, and as of December 31, 1996 had an accumulated deficit of $4,969,760. The operating losses are due in part to significant decreases in revenues in fiscal years 1994, 1993 and 1992 as the Company redeveloped and updated its respiratory product and also as a result of the Company's expensing $546,884 of excess purchase price related to the recent NMC and HCG acquisitions. Management believes that those arrangements were fair, and represent a valuable addition to the Company.

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

On September 29, 1995, the Company and NMC approved the terms of an Agreement and Plan of Reorganization (the "Agreement") pursuant to which NMC was merged with and into Tenet Merger Subsidiary, Inc., a wholly owned subsidiary of the Company incorporated for the purpose of effecting the merger. NMC develops and markets an integrated information management/ patient tracking system designed specifically for use in emergency departments.

The Company's cash position decreased by $172,549 during the six month period ended December 31, 1996 to $37,040 as compared to $209,589 as of June 30, 1996. The Company had a working capital deficit of $453,531 as of December 31, 1996 as compared with a deficit of $318,884 as of June 30, 1996. Operating activities used $212,014 for the six month period ended December 31, 1996 as compared with using $61,396 for the corresponding period of the previous year. The principal sources of cash have been (i) proceeds from conversion of warrants of $81,054, and
(ii) the $185,852 net raised in the above mentioned private placement.
The Company has not capitalize software development costs during the six month period ended December 31, 1996 as compared to $47,500 during the corresponding period of the previous year. There were debt payments of $41,589 during the six month period ended December 31, 1996 as compared with $3,046 for the corresponding period of the previous year.

While a significant portion of the current liabilities, approximately $130,000, is owed to present officers and/or directors, there can be no assurances that these officers/directors will not seek payment in the near term. In addition, it appears that certain directors and/or officers, as well as officers and/or directors who recently resigned, intend to expand their amounts due with claims of penalties and for interest, the viability of such is contested by the Company.

The Company has contingency plans should cash flows continue to decrease significantly. At the present time, the Company believes that these contingency plans, which include slowing the continued development of the new system, will not have to be implemented during fiscal year 1997. Continued installations require financing arrangements, which the Company hopes can be obtained. The Company is also considering the potential sale of some or all of its product lines in the event development is not timely for the EDNet32 system, sales of systems do not increase, or that the Company has sufficient working capital.

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

Item 6. Exhibits and Reports on Form 8-K       None




                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: October 6, 1997         TENET INFORMATION
                               SERVICES, INC.



                               /s/ Fred J. Anderson
                              ---------------------
                              Fred J. Anderson
                              Corporate Secretary
                              and Chief Financial and Accounting Officer




                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated October 6, 1997          TENET INFORMATION
                               SERVICES, INC.



                               _______________________
                               Fred J. Anderson
                               Corporate Secretary
                               Chief Financial and Accounting Officer