Form 10QSB
period 1997-03-31
TENET INFORMATION SERVICES INC
filed 1997-10-07
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB


(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

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

        Condensed consolidated balance sheet as of
        March 31, 1997 and 1996......................................1

        Condensed consolidated statements of operations
        for the three months and nine months ended
        March 31, 1997 and 1996......................................3

        Condensed consolidated statements of cash flows
        for the nine months ended March 31, 1997 and 1996............5

        Notes to condensed consolidated financial statements.........7


Item 2.Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............10


PART II        OTHER INFORMATION

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


SIGNATURES...........................................................16






                    PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

           TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEET
                             (UNAUDITED)

                                ASSETS

                                                   March 31, 1997
                                                   --------------
CURRENT ASSETS:
 Cash                                                  $   28,332
 Accounts receivable, net of allowance for
    doubtful accounts of $7,500                           116,578
 Current portion of contracts receivable                    7,110
 Inventories                                                1,780
                                                       ----------
  TOTAL CURRENT ASSETS                                    153,800
                                                       ----------

DEFERRED SOFTWARE COSTS                                 1,124,036
 Less accumulated amortization                         (1,069,669)
                                                       ----------
                                                           54,367
                                                       ----------

FURNITURE, FIXTURES AND EQUIPMENT                         119,302
 Less accumulated depreciation and
  amortization                                           (101,175)
                                                       ----------
                                                           18,127
                                                       ----------

OTHER ASSETS, net                                           1,425
                                                       ----------
                                                       $  227,719
                                                       ==========


The accompanying notes are an integral part of this balance sheet.

            TENET INFORMATION SERVICES, INC. AND SUSIDIARY
           CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                             (UNAUDITED)



                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   March 31, 1997

CURRENT LIABILITIES:
 Note Payable                                          $   26,809
 Current portion of related
    party long-term debt                                    7,046
 Accounts payable                                         266,810
 Accrued salaries and benefits                             98,735
 Amounts due to related parties                            20,306
 Deferred revenue                                         222,481
                                                       ----------
  Total current liabilities                               642,187
                                                       ----------

RELATED PARTY LONG-TERM DEBT,
 net of current portion                                     3,843


SHAREHOLDERS' EQUITY:
 Common stock, $.001 par value;
  100,000,000 shares authorized;
  10,708,248 shares outstanding                            13,021
 Additional paid-in capital                             4,497,998
 Warrants outstanding                                     143,221
 Deferred compensation                                     (8,125)
 Accumulated deficit                                   (5,064,426)
                                                       ----------
  Total shareholders' equity                             (418,311)
                                                       ----------
                                                       $  227,719
                                                       ==========


The accompanying notes are an integral part of this balance sheet.

           TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                       For the Three Months Ended
                                                March 31,
                                            1997          1996
                                        -------------------------
REVENUES                                $  152,864     $  339,039
                                        ----------     ----------
COSTS AND EXPENSES:
 Cost of revenues                          111,835        136,583
 Selling, general and administrative        92,925        206,253
 Software development                       41,395         19,480
                                        ----------     ----------
                                           246,155        362,316
                                        ----------     ----------
LOSS FROM OPERATIONS                       (93,291)       (23,277)
                                        ----------     ----------
OTHER INCOME (EXPENSE):
 Interest expense                           (1,376)        (8,208)
 Interest income                                 1           -
                                        ----------     ----------
    Other expense, net                      (1,375)        (8,208)
                                        ----------     ----------
NET LOSS                                $ ( 94,666)    $  (31,485)
                                        ==========     ==========

NET LOSS PER COMMON SHARE               $     (.01)    $     (.00)
                                        ==========     ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                    13,018,514     10,708,248
                                        ==========     ==========


   The accompanying notes are an integral part of these statements.

           TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                        For the Nine Months Ended
                                                 March 31
                                            1997           1996
                                        ----------     ----------
REVENUES                                $  546,942     $  892,147
                                        ----------     ----------
COSTS AND EXPENSES:
 Cost of revenues                          409,417        356,866
 Selling, general and administrative       342,453        544,068
 Software development                      185,491         73,972
                                        ----------     ----------
                                           937,361        974,906
                                        ----------     ----------
LOSS FROM OPERATIONS                      (390,419)       (82,759)
                                        ----------     ----------
OTHER INCOME (EXPENSE):
 Write-off of excess purchase price           -          (546,884)
 Interest expense                           (3,678)       (11,488)
 Interest income                             1,039            102
                                        ----------     ----------
    Other expense, net                      (2,639)      (558,207)
                                        ----------     ----------
NET LOSS                                $ (393,058)    $ (641,029)
                                        ==========     ==========

NET LOSS PER COMMON SHARE               $     (.03)    $     (.07)
                                        ==========     ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                    12,471,391      9,557,140
                                        ==========     ==========


   The accompanying notes are an integral part of these statements.

           TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                        For the Nine Months Ended
                                                March 31,
                                           1997          1996
                                        ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                               $ (393,058)    $ (641,029)
 Adjustments to reconcile net
   loss to net cash (used in) provided
   by operating activities -
  Depreciation and amortization            142,530         22,600
  Write-off of excess purchase price          -           546,884
  (Increase) decrease in assets, net
    of effect of acquisitions:
     Accounts receivable, net               (2,083)         5,603
     Inventories                             3,220          2,768
     Contracts receivable                   20,829         15,768
     Prepaid expenses                         -             4,150
     Other assets                             -              (866)
  Increase (decrease) in liabilities,
    net of effect of acquisitions:
     Accounts payable                      (46,829)        83,840
     Accrued salaries and benefits         (49,398)        28,865
     Amounts due to related parties          9,106          1,500
     Deferred revenue                       93,590       (177,703)
                                        ----------     ----------
  Net cash (used in) provided by
    operating activities                  (222,093)      (107,620)
                                        ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Cash acquired in acquisition                 -            19,563
 Additions to deferred software costs         -           (65,500)
 Acquisition of furniture, fixtures and
    equipment                                 -            (9,320)
                                        ---------      ----------

  Net cash used in investing
    activities                                -           (55,257)
                                        ---------      ----------


   The accompanying notes are an integral part of these statements.

           TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS (CONTINUED)
                             (UNAUDITED)

                                       For the Nine Months Ended
                                                March 31,
                                           1997           1996
                                        ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Conversion of warrants, net            $   81,504     $     -
 Principal payments on long-term debt      (40,668)        (4,658)
 Sale of common stock,
   net of offering costs                      -           176,538
                                        ----------     ----------
  Net cash provided by financing
    activities                              40,836        171,880
                                        ----------     ----------
NET INCREASE (DECREASE) IN CASH           (181,257)         9,003

CASH, at beginning of period               209,589         12,498
                                        ----------     ----------
CASH, at end of period                  $   28,332     $   21,501
                                        ==========     ==========

Supplemental disclosure of cash flow information:

 Cash paid during the period
    for interest                        $    8,208     $   11,488
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

These condensed financial statements include the necessary adjustments to the March 31, 1997 balance sheet, and the related condensed consolidated statements of operations for the three and nine months ended March 31, 1997 and cash flows for the nine months ended March 31, 1997 to reflect the Company's acquisition of National Microcomputer Corporation on September 29, 1995 and the acquisition of certain assets of the International HealthCare Consulting Group on September 5, 1995.

In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 1996 and the results of its operations and its cash flows for the periods presented herein. The results of operations for the three-month and nine-month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 1997.

(2)  Net Loss Per Common Share

Net loss per common share for the three and six months ended March 31, 1997 and 1996 are based on the weighted average number of common shares outstanding during the periods. Warrants and options outstanding have not been included in the computations since any assumption of conversion would have an antidilutive effect thereby decreasing the net loss per common share.

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

Assets acquired at estimated fair value:

                                            NMC            HCG
                                        ----------     ----------
     Cash                               $   19,553
     Accounts receivable, net               88,946
     Other current assets                   16,665
     Furniture and equipment                 2,660
     Deferred software costs                47,913
                                        ----------     ----------
                                           175,737         -0-

Liabilities assumed:
     Note payable                             -            30,000
     Accounts payable                      (19,143)
     Accrued liabilities                    (4,284)
     Deferred revenue                     (215,194)
                                        ----------     ----------
Net liabilities assumed                   (238,621)        30,000
                                        ----------
Legal and accounting fees directly
  related to the acquisition               (27,000)
Value of common stock issued              (420,000)         7,000
                                        ----------     ----------
Excess purchase price                   $  509,884         37,000
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

The following unaudited proforma consolidated statements of operations information for each of the nine-month periods ended March 31, 1997 and 1996 presents the proforma results of operations of the Company as if the acquisitions of HCG and NMC had been consummated as of July 1, 1995 or July 1, 1994, respectively.

                                Nine Months ended  Nine Months ended
                                    March 31, 1997   March 31, 1996
                                        ----------     ----------
Revenues                                $  546,942     $ 978,206
Loss from operations                      (390,419)     (145,845)
Net loss                                  (393,058)     (740,656)
Net loss per common share                     (.03)         (.08)

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

As a result of the Company's decision to focus its limited time and monetary resources towards the development of an Emergency Department Windows product, the EDNet has become the Company's basic line. Therefore, the Company's discussion to this resource allocation has resulted in the Company's lack of marketing and/or product development of its Respiratory Product. This product provided for 46% of revenues for the nine months eriod ended March 31, 1997.

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

As of March 31, 1997, the Company had sold or leased its RCMS product to six hospitals and its RCMS/X product to two hospitals at various locations throughout the United States. Generally, the Company's customers purchase the computer hardware from the Company, lease the Company's software and enter into a service contract for the lease period. The Company at this time is not actively marketing the RCMS/X product, and there is no present development program ongoing, however, the Company intends to reconsider additional development and marketing if or when additional operating become available.

As of March 31, 1997, the Company had sold its EDNet product to 20 emergency department sites. These sites have annual maintenance contracts for continued support and updates. It is anticipated that a vast majority, if not all of these sites, will renew this maintenance on an annual basis. As of March 31, 1997, the Company was in the process of installing EDNet at two additional sites. The Company is continuing in its development of EDNet32 windows based product and is hopeful of a product launch in the later part of calendar 1997.



RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996.

During the three-month period ended March 31, 1997, the Company had revenues of $147,536 which represented a 64 percent decrease from $411,269 for the corresponding period of the prior fiscal year. The 1997 sales consisted of

              3-month            3-month
                ended    % of     ended    % of   Change     % Change
              3/31/97   sales    3/31/96   sales  in sales   of sales
              -------   ------   -------   -----  --------   --------

Emergency     $  49,978   33%   $130,474   39%    ($80,496)  (62%)

Respiratory   $  78,552   51%   $126,517   37%    ($47,965)  (38%)

Consulting    $  24,333   16%   $ 82,048   24%    ($57,715)   70%
              ---------  ----   --------  ----   ----------  ----
              $ 152,863  100%   $339,039  100%   ($186,176)   55%
              =========  ====   ========  ====   ==========  ====

This decrease in sales was due to the Company's decision to market the EDNet32 system in lieu of continuing aggressive marketing of the DOS product, lack of follow-on Respiratory sales and fewer RCMS customers. Also, the effect of the consulting group working on the ENDet32 project, as well as delays in anticipated contracts, resulted in lower consulting revenues.

Cost of revenues decreased 8% to $151,118 for the three-month period ended March 31, 1997 from $164,275 for the corresponding period of the prior fiscal year. This is consistent with the decline in sales and staffing, and support remaining constant.

Selling, general, and administrative costs increased 57% to $104,986 for the three-month period ended March 31, 1997 from $245,504 for the corresponding period of the previous fiscal year. This coincides with a reduction of personnel in the marketing of the Respiratory arena, the combination of the Chief Operating Officer position with the head of consulting, and reduced commissions and travel.

Software development costs increased 63% to $49,716 for the three-month period ended March 31, 1997 from $30,480 for the corresponding period of the prior fiscal year. This is primarily the result of the Company's acquisition of the emergency department product, and of the fact that the Company has elected not to capitalize any of the development costs for EDNet32.

The Company incurred an loss of $159,046 for the three-month period ended March 31, 1997 compared with an operating loss of $28,890 for the corresponding period of the previous year. This is a direct result of lack of sales and orders for the Company's product.

The Company's loss per share increased to $(.01) as compared with nil for the corresponding period of the previous year.

Interest expense increased to $782 for the three-month period ended March 31, 1997 from none for the corresponding period of the prior year as a result of the lack of sufficient working capital to make payments in a timely manner to suppliers, consultants and employees.

FOR THE NINE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1996.


              9-month           9-month
                ended    % of     ended    % of   Change
              3/31/97    sales  3/31/96    sales  in sales    % Change
              ---------  ----   --------   ---    --------    ----

Emergency     $233,106    46%   $339,007    38%   $(105,901)  (31%)
Respiratory   $234,320    40%   $384,101    43%   $(149,781)  (39%)
Consulting    $ 79,516    14%   $169,039    19%   $(345,205)  (53%)
              --------   ----   --------   ----   ---------   -----

              $546,942   100%   $892,147   100%   $(345,205)   39%
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

Cost of revenues increased 26% to $449,417 for the nine-month period ended March 31, 1997 from $356,866 for the corresponding period of the prior fiscal year. The primary reason for the increase was the Company decision to write-off its capitalized software over the final 9 months of fiscal 1997. This amounted to an increased charge of $112,300. The remainder of this increase is due to the relatively stable cost of supporting customers, which is dependent upon a minimum staff.

Selling, general, and administrative costs decreased 37% to $342,453 for the nine-month period ended March 31, 1997 from $544,068 for the corresponding period of the previous fiscal year. This coincides with a reduction of personnel in the marketing of the Respiratory arena, the combination of the Chief Operating Officer position with the head of consulting, and reduced commissions and travel.

Software development costs increased 97% to $145,491 for the nine-month period ended March 31, 1997 from $73,792 for the corresponding period of the prior fiscal year. This is primarily the result of the Company's acquisition of the emergency department product, and of the fact that the Company has elected not to capitalize any of the development costs for EDNet 32.

The Company incurred an loss of $390,419 for the nine-month period ended March 31, 1997 compared with an operating loss of $82,759 for the corresponding period of the previous year. This is a result of the Company's reduced revenues, the write-off of capitalized software and the decision not to capitalize the development work on the EDNet 32 system.

In connection with the acquisitions of HCG and NMC during the nine months ended March 31, 1996, the Company expensed $546,884 of excess purchase price. The Company determined based on the historical losses of the operations acquired and contingencies related to the future realizability of the excess purchase price, to charge this amount to expense during the nine months ended March 31, 1996. This write-off increased the net loss by $546,884 to $641,029 or $.07 per share as compared with a net loss of $393,052, or ($.03), per share for the current year.

Interest expense decreased to $3,678 for the nine-month period ended
March 31, 1997 from $11,488 for the corresponding period of the prior year as a result of converting the related debt to equity.

LIQUIDITY AND CAPITAL RESOURCES

The Company has suffered recurring losses from operations since fiscal year 1989, and as of March 31, 1997 had an accumulated deficit of $5,064,426. The operating losses are due in part to significant decreases in revenues in fiscal years 1994, 1993 and 1992 as the Company redeveloped and updated its respiratory product and also as a result of the Company's expensing $546,884 of excess purchase price related to the recent NMC and HCG acquisitions. Management believes that those arrangements were fair, and represent a valuable addition to the Company.


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

The Company's cash position decreased by $181,257 during the nine month period ended March 31, 1997 to $28,332 as compared to $209,589 as of June 30, 1996. The Company had a working capital deficit of $488,387 as of March 31, 1997 as compared with a deficit of $318,884 as of June 30, 1996. Operating activities used $222,093 for the nine month period ended March
31, 1997 as compared with using $107,620 for the corresponding period of the previous year. The principal sources of cash have been (i) proceeds from conversion of warrants of $81,054, and (ii) the $185,852 net raised in the above mentioned private placement. The Company has not capitalize software development costs during the nine month period ended March 31, 1997 as compared to $65,500 during the corresponding period of the previous year. There were debt payments of $40,668 during the nine month period ended
March 31, 1997 as compared with $4,658 for the corresponding period of the previous year.

While a significant portion of the current liabilities, approximately $130,000, is owed to present officers and/or directors, there can be no assurances that these officers/directors will not seek payment in the near term. In addition, it appears that certain directors and/or officers intend to expand their amounts due with claims of penalties and for interest, the viability of such is contested by the Company.

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


Dated:  October 6, 1997        TENET INFORMATION
  SERVICES, INC.



                               /s/ Fred J. Anderson
                               Fred J. Anderson
                               Corporate Secretary
                               and Chief Financial and Accounting Officer




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