Form 10KSB
period 1997-06-30
TENET INFORMATION SERVICES INC
filed 1997-11-03
CIK 845696

FORM 10-KSB

		 SECURITIES AND EXCHANGE COMMISSION
		       WASHINGTON, D.C. 20549

	   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
	       OF THE SECURITIES EXCHANGE ACT OF 1934
  (Mark One)
  [ x ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

       For the fiscal year ended June 30, 1997

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

			    Common Stock
			  (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1)
  Yes_X__  No____   (2)  Yes  X  No___

  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
  Form 10-K, or any amendment to this Form 10-K [   ].

  The number of shares outstanding of the Registrant's Common Stock as of October 15, 1997 was 13,018,505.


			 TABLE OF CONTENTS
							       Page #
  PART I

       Item 1    Business                                           1

       Item 2    Properties                                        12

       Item 3    Legal Proceedings                                 12

       Item 4    Submission of Matters to a Vote of
			       Security Holders                                            12


  PART II

       Item 5    Market for the Registrant's Common Equity
		  and Related Stockholder Matters                  13

       Item 6    Selected Financial Data                           13

       Item 7    Management's Discussion and Analysis of
		  Financial Condition and Results of Operations    14

       Item 8    Financial Statements                              22

       Item 9    Changes In and Disagreements with Accountants
		  on Accounting and Financial Disclosure           23


  PART III

       Item 10   Directors, Executive Officers, Promoters and
		   Control Persons of the Registrant: Compliance
		     with Section 16(a) of the Exchange Act                      23

       Item 11   Executive Compensation                            26

       Item 12   Security Ownership of Certain Beneficial
		  Owners and Management                            28

       Item 13   Certain Relationships and Related Transactions    29


  PART IV

       Item 14   Exhibits and Reports on Form 8-K                  30

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

  In 1983, Becton's management decided to sell the high technology pulmonary and respiratory care business. Tenet Information Services, Inc. (the Company) was organized on February 24, 1984 by employees of Telemed to purchase Telemed's pulmonary and respiratory care information services business. In March 1984, the Company purchased that business for cash and a promissory note payable to Becton. The Company then repositioned its business to focus on providing the RCMS/X family of products, with a view to offering cost-effective information systems that allow health care institutions to provide better care at less cost. The Company built and serviced much of its mini-computer based hardware and developed its own proprietary software, all state of the art for the mid-eighties.

  By 1988, annual revenue had grown to $2.4 million and the Company completed an initial public offering of its common stock in 1989. By September 15, 1989, 23 hospitals were using the
  Company's respiratory care management systems (then referred to as "RCMS") and the Company employed 23 full and part-time people.

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

  A newly developed system, designated as the RCMS/X, was designed to use off-the-shelf P.C. hardware, commercially available software such as a UNIX operating system and the ORACLE relational data base. The system's open architecture allows it to share information easily with other computers and networks. In 1993, the first two Beta sites were installed and the system was thoroughly tested. In the spring of 1995, after more than three years of development and testing, a production system RCMS/X, including handhelds and hospital interfaces was installed. There have not been any further installations of the RCMS/X since 1995.




  International Healthcare Consulting Group Acquisition/HCG Acquisition
  ---------------------------------------------------------------------
  Effective September 5, 1995, the Company acquired certain assets of The International HealthCare Consulting Group ("HCG"). The assets acquired included certain accounts receivable, equipment, software products and other intangible assets. In exchange for the assets acquired, the Company agreed to issue 50,000 shares of its common stock and assumed $30,000 of debt.

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

  HCG provides healthcare institutions, mainly hospitals, with professional high-quality, cost effective, consulting services which produce a more efficient, lower cost care delivery model while maintaining the highest quality of care standards. Consulting services are provided in the following areas:

     . Nurse Staffing and Patient Classification
     . Cost Benefit Analysis for Computerized Patient Records (CPR)
     . Productivity
     . Cost Accounting
     . Operations Assessment
     . Modeling and Simulation

  National Microcomputer Corporation Merger/NMC Merger
  ----------------------------------------------------
  On September 29, 1995, the Company and National MicroComputer Corporation ("NMC") approved the terms of an Agreement and Plan of Reorganization (the "Agreement") pursuant to which NMC was merged with and into Tenet Merger Subsidiary, Inc., a wholly owned subsidiary of the Company incorporated for the purpose of effecting the merger. NMC develops and markets an integrated information management/patient tracking system designed specifically for use in emergency departments.

  Emergency Department Network System/EDNet System
  ------------------------------------------------

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

  EDNet is currently in its fourth release. Recent enhancements include expansion of the discharge aftercare instructions database, a user-sortable patient tracking display and the ScriptMaster enhanced graphical report writer. The Company anticipates that EDNet 32 for Windows will be released in the fall of 1997 for Beta testing at hospitals..

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

  EDNet provides color coded status screens for designated emergency department areas such as Triage, Registration, Treatment1, Treatment2, Trauma, Pediatrics, Major Medical, Fast
  Track, Holding, and Out in the Hall. During system configuration customers determine how to designate emergency department areas on their EDNet System.

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

  Order status indicators display on the EDNet Tracking Screens, and detailed query capability is always available. Providers will know precisely the elapsed time between steps in the order process. EDNet Order Entry software records four time stamps in the permanent database: Order placed, Order acknowledged, Results available and Results reviewed. EDNet Report Writers can be used to examine the order process in detail to improve turn around times, minimize unnecessary procedures and generate a wide variety of routine reports and ad hoc studies.

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

  At the present time, the Company is in the process of completing the conversion of the DOS based system to run in the Windows environment. The Company plans that it will be able to start "beta testing" of the Windows product later in calendar 1997, and that the windows version will be available as an upgrade for present customers and new customers during calendar 1998.

  However, the Company is concerned that the capital outlay required by hospitals for enhanced hardware to run the windows product could cause delays in the hospital conversions. The Company has no way of determining the significance of these potential delays to its business, if any. The Company will offer its DOS product at an attractive price with upgrades in the future to help smooth the timing effects of the hospitals' capital requirements.

  The Company believes that this will be the first true 32 byte system for emergency rooms commercially available.

  Respiratory Care Management System
  ----------------------------------
  The RCMS/X is a computer software and hardware system designed specifically for management of respiratory care department information in large hospitals. The system offers automation of treatment orders, work assignments, charting, billing and management information. RCMS/X automation recaptures a time resource that Tenet customers have used to provide significant savings and increased productivity to the labor-intensive respiratory care department. Greater quantity and quality of information provided by RCMS/X aids the department in maintaining and improving standards of patient care.

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

  Hardware- Respiratory care places tremendous demands on a departmental computer system. Tracking patient care and managing department activities requires instant access to a tremendous volume of information. RCMS/X hardware components include: (i) a Pentium (100+ MHz) with at least 64 Mb of main memory and 2 or more gigabytes of disk storage, (ii) laser printer (iii) personal workstations; and (iv) portable workstations. The hardware is designed to respond efficiently to a myriad of information entries and requests. Orders, work assignments, charting, billing and management information are all accessible, simultaneously, from multiple locations.

  Personal Workstations- Tenet personal computer workstation packages offer managers nearly limitless database access and analysis capability. These may be configured with various levels of power and capacity to suit individual needs.

  Portable Workstations- The Tenet Transit Portable Workstation is a rugged handheld terminal that displays therapist work information and offers bedside charting and data entry capability. Transit was developed in response to customer interest in allowing data collection during work performance, thereby eliminating much of the time spent in end of shift data entry using conventional terminals. Information collected with the Transit is reviewed and printed remotely as needed, and is uploaded to the RCMS/X central computer database via RS232 serial ports. Transit achieves the critical objective for any product in the portable data collection market - cost-effectiveness through enhanced productivity. Transit was initially introduced at an industry convention in November 1986, and this product has been upgraded several times.

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

  The Company evaluated the feasibility and marketability of converting the RCMS/X code to run in a small hospital situation utilizing a Windows environment for added flexibility. This project is on hold, and it is doubtful that this project will go forward. The Company anticipates that it will lose a substantial portion of this line of business.

  MARKETING

  The Company's sales and marketing were previously conducted by the vice-president of Sales. Effective March 21, 1997, this individual resigned. This resignation and the disagreement with management over marketing methods has significantly reduced the number of potential sales leads for the Company.

  The Company had concerns about lack of marketing of its DOS based Emergency System and the lack of any concentrated effort to market RCMS/X. Since March 21, 1997, the Company's Chief Operating Officer has been responsible for marketing, in addition to his other duties which include ensuring that all leads and customers are coordinated in an effort to maximize results with a limited budget.

  Because the Company has changed its previous marketing methods as a result of the mergers and acquisitions, and because of the Company's limited financial resources, it may be difficult for the Company to properly pursue all sales contacts.

  As of October 15, 1997, the Company had sold or leased its RCMS product to six hospitals and its RCMS/X product to two hospitals at various locations throughout the United States. Generally, the Company's customers purchase the computer hardware from the Company, lease the Company's software and enter into a service contract for the lease period. The Company at this time is not actively marketing the RCMS/X product, and there is no present development program ongoing, however, the Company intends to reconsider additional development and marketing if or when additional operating funds become available.

  As of October 15, 1997, the Company had sold its EDNet product to 20 emergency department sites. These sites have annual maintenance contracts for continued support and updates. It is anticipated that a vast majority , if not all of these sites, will renew this maintenance on an annual basis. As of June 30, 1997, the Company was in the process of installing EDNet at an additional site. The Company is continuing in its development of a EDNet32 windows based product and has scheduled two beta test sites for installation in November and December 1997. However, if sufficient operating funds are not received by the Company, the Company may not continue to develop, market or support EDNet32.

  Consulting services are charged based on negotiated rates.

  PRODUCT DEVELOPMENT

  The Company's present product development on the RCMS/X is under review. However, the basic premise will be to convert the present software to run "single-user" in smaller hospitals, allowing the Company to reach a wider market. This project is on hold, and there are no immediate plans to proceed.

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


  PRIVATE PLACEMENTS
  ------------------
  During fiscal 1996, the Company entered into arrangements with several accredited investors to sell units at $.28 per unit. Each unit consists of one share of common stock, one Class A Warrant and two Class B Warrants to purchase additional shares of common stock. The Class A Warrants have an exercise price of $.42 per share and the Class B Warrants have an exercise price of $.07 per share for a three-year period. A total of 900,000 units were sold by the Company resulting in total proceeds of $252,000. The Company also incurred $15,470 of offering costs in connection with the arrangements.


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

  As of June 30, 1996, 688,833 units had been sold resulting in proceeds to the Company of $185,851, net of offering expenses of $20,799. No additional amounts beyond the initial closing were received and the Private Placement Offering expired.

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

  EMPLOYEES

  At September 30, 1997, the Company employed six full-time employees, two part-time employees and several independent service contractors. The number of employees and their responsibilities are as follows: two professional, three technical, one full-time clerical.


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

  ITEM 2: PROPERTIES

  The Company's headquarters and operational facilities are located in Salt Lake City, Utah. The Company leases approximately 3,490 square feet of office space at a cost
  $3,692 per month. This is pursuant to a lease which expires on November 15, 1998.


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

  On November 1, 1991, the reported closing bid and asked prices of the Company's Common Stock were $.03125 and $.0622, respectively. Since November 1, 1991, there has been no reported trading market for the Company's Common Stock. The number of shareholders of record for the Company's Common Stock as of September 30, 1997 was 325 which includes depositories and broker/dealers who hold shares of Common Stock in "nominee" or "street names".



  ITEM 6: SELECTED FINANCIAL DATA

  The selected financial data as of and for each of the fiscal years ended June 30, 1993 through 1996 has been derived from the Company's financial statements which have been audited by Arthur Andersen, LLP, independent public accountants. Financial Data for the fiscal year ended June 30, 1997 has been derived from the Company's financial statements which have been audited by Hansen Barnett & Maxwell, independent public accountants. The following selected financial data should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this Form 10-KSB.


Statement of Operations Data
				  Year Ended June 30,
			 ---------------------------------------
			   1997    1996     1995    1994    1993
			 -------  -------  ------  ------  ------
			 (In thousands, except per share amounts)

Revenues                 $  757   $1,054   $ 369   $ 392    $ 560
Loss from operations       (431)    (571)   (319)   (356)    (374)
Net loss                   (435)  (1,132)   (335)   (375)    (467)
Net loss per
 common share              (.03)    (.11)   (.07)   (.09)    (.14)



Balance Sheet Data
				    As of June 30,
			 ---------------------------------------
			   1997    1996    1995    1994    1993
			 -------  ------  ------  ------  ------
				     (In thousands)
Working capital
  (deficit)              $ (470)  $ (319)  $ (60)  $ 164   $ 636
Total assets                 95      573     406     570     988
Long-term obligations       -          4      11     195     203
Stockholders' equity
  (deficit)                (452)    (106)    172     180     550


  ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	   CONDITION AND RESULTS OF OPERATIONS

  General

  The Company was engaged in servicing specialized data processing information products used in the respiratory services departments of larger hospitals. During the fiscal year 1996, the Company acquired certain assets of the International HealthCare Consulting Group ("HCG") and acquired National Microcomputer Corporation ("NMC").

  As a result of the Company's decision to focus its limited time and monetary resources towards the development of an Emergency Department Windows product, the EDNet has become the Company's basic line. Therefore, the Company's discussion to this resource allocation has resulted in the Company's lack of marketing and/or product development of its Respiratory Product.

  The Company's efforts to sell the Emergency DOS product have languished, however, and the development of the EDNet 32 system is behind management operating projections.

  Two members of the Board, Dr. Richard Gwinn and Dr. Robert Smith resigned as directors of the Company effective November 1, 1996 and December 12, 1996, respectively. Dr. Gwinn resigned as an employee November 1, 1996. However, both have continued to render services on an hourly basis for continued support of existing customers, as well as review and critique of the EDNet 32 product.

  Effective March 21, 1997, the Vice president of Marketing resigned on a mutually accepted basis. This resignation and the disagreement with management over marketing methods has significantly reduced the number of potential sales leads for the Company.

  The net result of the resignations above is a dramatic decrease in consulting revenues of the Company as the efforts of those involved with consulting have been more focused on EDNet 32 than before. Also, pending consulting contracts have not materialized. The Company is concerned about the reduced level of consulting revenues and is considering marketing alternatives.

  As of June 30, 1997, the Company had sold or leased its RCMS product to six hospitals and its RCMS/X product to two hospitals at various locations throughout the United States. Generally, the Company's customers purchase the computer hardware from the Company, lease the Company's software and enter into a service contract for the lease period. The Company at this time is not actively marketing the RCMS/X product, and there is no present development program ongoing. However, the Company intends to reconsider additional development and marketing if or when additional operating funds become available.

  As of June 30, 1997, the Company had sold its EDNet product to 20 emergency department sites. These sites have annual maintenance contracts for continued support and updates. It is anticipated that a vast majority , if not all of these sites, will renew this maintenance on an annual basis. As of June 30, 1997, the Company was in the process of installing EDNet at two additional sites.
  The Company is continuing in its development of the EDNet32 windows based product and has scheduled two beta test sites for installation in November and December 1997.

  Based upon present operations, the Board of Directors authorized its Chairman to investigate the possibility of selling some or all of the Company's assets. As of the date of this report, the Company has not signed any definitive agreements. Although all negotiations have not been terminated, it is the opinion of management that unless different opportunities evolve, the interests of shareholders will be best served by continuing with the present plan to launch EDNet 32. There can be no assurances such efforts will be successful, given the present financial condition of the Company.

  The Company, however, intends to keep its options open, including sale or licensing of products, debt restructuring or other options which benefit the shareholder.

  Results of Operations

  Fiscal 1997 Compared with Fiscal 1996

  During fiscal year 1997, the Company had revenues of $757,257 which represented a decrease of $297,196 (28%) from $1,054,453 for the prior fiscal year. The following table presents the components of revenues for fiscal 1997 and 1996.

                             				  ACTUAL
  REVENUES            FY 97         FY 96    Increase      Percent
							                                      (Decrease)    Increase
					                                                    (Decrease)
  -----------------------------------------------------------------
  EDNet Systems   $  359,638   $  397,103   $ (37,465)     (10%)

  RCMS Systems       309,395      362,774     (53,379)     (15%)

  Consulting          88,224      294,576    (206,352)     (70%)

  Total           $  757,257   $1,054,453   $(297,196)     (28%)

  The following table details cost of revenue by product, comparing the prior fiscal year as shown on financials.

                         				1997          1996       Increase
                                        						        (Decrease)
			                           ---------    ---------  -----------
  EDNet System                $  86,745    $  89,835  $   (3,090)

  RCMS Systems                  117,240      209,539     (92,299)

  Consulting                    208,275      194,101      14,174

  Amortization & Writedown
  of Deferred Software Costs    180,637       66,480     114,157
		                     	      ---------    ---------    --------

  Total                       $ 592,897    $ 559,955    $ 32,942

  Cost of revenues increased by $32,942 (6%) to $592,897 for fiscal year 1997 compared with $559,955 for the previous fiscal year.
  Cost of revenues related to the EDNet System for fiscal year 1997 were $86,745, with a gross margin of 76%. This compares to cost of revenues of $ 89,835 with a gross margin of 77% for the prior twelve month period. Respiratory cost of revenues declined to $117,240 for fiscal year 1997 compared with $209,539 for the prior fiscal year as a result of a smaller installed base of systems to be maintained with a gross margin or 62%. This compares to Cost of revenues of $209,539 with a gross margin of 42% for the prior twelve month period.. Amortization and write-downs of deferred software costs increased by $114,157, or 172% to $180,637 for fiscal year 1997 compared with $66,480 for the previous fiscal year. This is a result of the Company's review of remaining economic value and a writedown of its investment of RCMS/X. Consulting cost increased by 7% to $208,275 for fiscal year 1997 from $194,101 for the fiscal year 1996.

  Selling, general and administrative expenses decreased by $413,720, or 51%, to $402,335 for fiscal year 1997 compared with $816,055 for the previous fiscal year. The following expenses decreased from the prior year; marketing $41,000 sales travel $48,000, general and administrative salaries and employee benefit cost $71,000, building lease, telephone, and outside services by $58,000, and legal and accounting by $32,000.

  Software development expenses decreased by $59,591 or 24%, to $193,409 for fiscal year 1997 from $249,000 for fiscal 1996. This is the result of fewer personnel assigned to the Emergency
  Department Windows product, and use of outside contractors.

  Interest expense decreased to $3,785 for fiscal year 1997 compared with $14,929 for fiscal year 1996. This is the result of lower interest rates and less interest bearing debt.

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

  As a result of the above factors, the net loss from operations decreased to $431,384 for fiscal year 1997 compared with a loss of $570,557 for fiscal year 1996.

  Net loss decreased to $435,169, or $.03 loss per share for fiscal year 1997 compared with loss of $1,132,370, or $.11 loss per share for fiscal year 1996.


  Fiscal 1996 Compared with Fiscal 1995
  -------------------------------------
  During fiscal year 1996, the Company had revenues of $1,054,453 which represented an increase of $685,407 (186%) from $369,046 for the prior fiscal year. The following table presents the actual components of revenues for fiscal 1996 and 1995 and the proforma revenues as if the HCG and NMC acquisitions had occurred at the beginning of fiscal 1995. The proforma results are for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of fiscal 1995.

			     ACTUAL                         PROFORMA
  REVENUES       FY 96      FY 95    Increase     FY96      FY95      Increase
                           				      (Decrease)                        (Decrease)
              		 ---------  ---------  ---------  ----------  ---------  ---------
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


  Total sales increased by $685,996 which was due to the Company's acquisition of HCG, with revenues of $294,576, and the merger with NMC, with revenues related to the EDNet System of $397,103. Revenues related to the RCMS Systems in the aggregate declined slightly by $6,272. On a proforma basis, revenues related to the EDNet System and Consulting revenues increased a toal of $232,703 as a result of increased sales of the emergency system and an increase in consulting contracts.

  The following table details cost of revenue by product, comparing the prior fiscal year as shown on financials.

			                       1996       1995      Increase
					                                         (Decrease)
              		       ---------   ---------   ---------
  EDNet System         $  89,835   $   -0-     $  89,835

  RCMS Systems           209,539     234,970     (25,431)

  Consulting             194,101       -0-       194,101

  Amortization &
  Writedown if deferred
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

  Assets acquired at estimated fair value:
       Cash                           $   19,553
       Accounts receivable, net           88,946
       Other current assets               16,665
       Furniture and equipment             2,660
       Deferred software costs            47,913
                            				      ----------
                                   					 175,737

  Liabilities assumed:
       Accounts payable                  (19,143)
       Accrued liabilities                (4,284)
       Deferred revenue                 (215,194)
		                            		      ----------
                                   					(238,621)
                            				      ----------
  Legal and accounting fees directly
    related to the acquisition           (27,000)
                            				      ----------
  Value of common stock issued          (420,000)
                            				      ----------
  Excess purchase price               $  509,884
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


  LIQUIDITY AND CAPITAL RESOURCES
  -------------------------------
  The Company has suffered recurring losses from operations since fiscal year 1989, and as of June 30, 1997 had an accumulated deficit of $5,106,538. The operating losses are due in part to significant decreases in revenues in fiscal years 1997, 1996, 1995, 1994 and 1993 as the Company redeveloped and updated its respiratory product and also as a result of the Company's expensing $546,884 of excess purchase price related to the NMC and HCG acquisitions. Management believes that those arrangements were fair, and represent a valuable addition to the Company.


  During the fiscal year ended June 30, 1996, the Company signed a letter of intent to raise an additional minimum of $201,000 in equity funding and is proceeding with a private placement of its common stock with a minimum of $201,000 and a maximum of $600,000 to be raised on a best efforts basis. This offering consists of a minimum of 670,000 units and a maximum of 2,000,000 units priced at $.30 per unit. Each unit consists of (i) one share of common stock and (ii) a warrant to purchase an additional share at $.25 per share if exercised within one year of the placement closing and $.42 afterward until the termination date three years after the placement closing. This offering closed on June 28, 1996 raising for the Company a net amount of $185,851.

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

  The Company's cash position decreased by $184,593 during the fiscal year ended June 30, 1997 to $27,338 as compared to $209,589 as of June 30, 1996. The Company had a working capital deficit of $469,775 as of June 30, 1997 as compared with a deficit of $318,884 as of June 30, 1996. Operating activities used $210,540 for the fiscal year ended June 30, 1997 as compared with using $219,835 for the corresponding period of the previous year. The principal sources of cash have been (i) proceeds from conversion of warrants of $70,428, and the $185,852 net raised in the above mentioned private placement. There were debt payments of $42,139 during the fiscal year ended
  June 30, 1997 as compared with $6,273 for the corresponding period of the previous year.

  While a significant portion of the current liabilities, approximately $160,000, is owed to present officers and/or directors, there can be no assurances that these officers/directors will not seek payment in the near term. In addition, it appears that certain directors and/or officers intend to expand their amounts due with claims of penalties and for interest, the viability of such is contested by the Company.

  The Company has contingency plans should cash flows decrease to a significant degree. At the present time, the Company believes that these contingency plans, which include slowing the continued development of the new system, will not have to be implemented during fiscal year 1998. Continued installations require financing arrangements, which the Company hopes can be obtained.

  The Company is also considering the potential sale of some or all of its product lines in the event development is not timely for the EDNet32 system, sales of systems do not increase and that the Company has sufficient working capital.

  The Company is continuing in its development of EDNet32 windows based product and is hopeful of a product launch in the later part of calendar 1997. Based upon present operations, the Board of Directors authorized its Chairman to investigate the possibility of selling some or all of the Company's assets. As of the date of this report, the Company has not signed any definitive agreements. Although all negotiations have not been terminated, it is the opinion of management that unless different opportunities evolve, the interest of the shareholders will be best served by continuing with the present plan to launch EDNet 32. There can be no assurances such efforts will be successful, given the present financial condition of the Company.

  Inflation has not had a significant impact on the Company's operations.



  ITEM 8:   FINANCIAL STATEMENTS

	  Index to Financial Statements


  Reports of Independent Certified Public Accountants           F-1


  Consolidated Balance Sheets as of June 30, 1997 and 1996      F-3

  Consolidated Statements of Operations for the Years Ended
    June 30, 1997, 1996 and 1995                                F-5

  Consolidated Statements of Shareholders' Deficit for the
    Years Ended June 30, 1997, 1996 and 1995                    F-6

  Consolidated Statements of Cash Flows for the Years Ended
    June 30, 1997, 1996 and 1995                                F-7

  Notes to Consolidated Financial Statements                    F-9






HANSEN, BARNETT & MAXWELL
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS

					      (801) 532-2200
Member of AICPA Division of Firms             Fax (801) 532-7944
       Member of SECPS                        345 East 300 South, Suite 200
Member of Summit International Associates     Salt Lake City, Utah 84111-2693




	  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Tenet Information Services, Inc.


We have audited the accompanying consolidated balance sheet of Tenet Information Services, Inc. (a Utah corporation) and subsidiary as of June 30, 1997, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tenet Information Services, Inc. and subsidiary as of June 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations, has a working capital deficit and a net capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Salt Lake City, Utah
October 2, 1997



			ARTHUR ANDERSEN LLP



	      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenet Information Services, Inc.:

We have audited the accompanying consolidated balance sheet of Tenet Information Services, Inc. (a Utah corporation) and subsidiary as of June 30, 1996, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based o n our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tenet Information Services, Inc. and subsidiary as of June 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended june 30, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced recurring losses from operations, has a working capital deficit and a anet capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



ARTHUR ANDERSEN LLP

Salt Lake City, Utah
    September 5, 1996






	   TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
		     CONSOLIDATED BALANCE SHEETS
			JUNE 30, 1997 AND 1996



				ASSETS

					                                          1997        1996
                                   					    ---------   ---------
Current Assets
   Cash                                     $  27,338   $ 209,589
   Accounts receivable, net of allowance
    for doubtful accounts of $7,500 at
    June 30, 1997 and 1996                     49,994     114,495
   Contracts receivable                           -        27,939
   Inventories                                    -         5,000
                                   					    ---------   ---------
       Total Current Assets                    77,332     357,023
                                   					    ---------   ---------
Capitalized Software Costs, Net                   -       180,637
                                   					    ---------   ---------
Furniture, Fixtures and Equipment             119,302     119,302
   Less: Accumulated depreciation
    and amortization                         (103,233)    (84,945)
                                   					    ---------   ---------
	                                   				       16,069      34,357
                                   					    ---------   ---------

Other Assets, Net                               1,425       1,425
                                   					    ---------   ---------
Total Assets                                $  94,826   $ 573,442
                                   					    =========   =========

The accompanying notes are an integral part of these consolidated financial statements.



	   TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
	       CONSOLIDATED BALANCE SHEETS (CONTINUED)
          			JUNE 30, 1997 AND 1996



		LIABILITIES AND SHAREHOLDERS' DEFICIT

					                                          1997        1996
                                   					    ---------   ---------
Current Liabilities
   Notes payable                            $  28,090   $  66,998
   Current portion of related-party
      long-term debt                           10,889       7,046
   Accounts payable                           127,813     206,971
   Payable to officers/shareholders           159,810     117,868
   Accrued salaries and benefits               81,883     140,633
   Deferred revenue                           131,412     128,891
   Accrued interest                             7,210       7,500
                                   					    ---------   ---------
       Total Current Liabilities              547,107     675,907
                                   					    ---------   ---------
Related-Party Long-Term Debt,
   net of current portion                        -          3,843
                                   					    ---------   ---------
Commitments and Contingencies -
   Notes 1, 3 and 5

Shareholders' Deficit
   Preferred stock, $0.01 par value;
    1,000,000 shares authorized, no
    shares issued                                -          -
   Common stock, $.001 par value;
    100,000,000 shares authorized,
    13,018,505 and 11,397,081
    shares issued, respectively                13,019      11,397
   Additional paid-in capital               4,611,517   4,418,568
   Warrants outstanding                        29,721     143,221
   Accumulated deficit                     (5,106,538) (4,671,369)
   Deferred compensation                         -         (8,125)
                                   					   ----------   ---------
       Total Shareholders' Deficit           (452,281)   (106,308)
                                   					   ----------   ---------
Total Liabilities and Shareholders'
  Deficit                                  $   94,826   $ 573,442
                                   					   ==========   =========



	     TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
		  CONSOLIDATED STATEMENTS OF OPERATIONS
	    FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                   					1997         1996         1995
                           				     -----------  -----------  ----------
Revenues
  Software license fees and
    maintenance                     $   669,033  $   688,751  $  325,435
  Sales of computer hardware
     and components                        -          71,126      43,611
  Consulting services                    88,224      294,576        -
                            				    -----------  -----------  ----------
     Total Revenues                     757,257    1,054,453     369,046
                            				    -----------  -----------  ----------
Costs and Expenses
  Cost of revenues
    Software license fees
     and maintenance                    203,985      242,056     141,544
    Amortization and write-downs
     of deferred software costs         180,637       66,480      34,920
    Computer hardware and
     components                            -          57,318      93,426
     Consulting services                208,275      194,101        -
                            				    -----------  -----------  ----------
     Total Cost of Revenues             592,897      559,955     269,890
                            				    -----------  -----------  ----------
Gross Profit                            164,360      494,498      99,156
                            				    -----------  -----------  ----------
Operating Expenses
  Selling, general and
   administrative                       402,335      816,055     323,953
  Software development                  193,409      249,000      93,793
                            				    -----------  -----------  ----------
     Total Operating Expenses           595,744    1,065,055     417,746
                            				    -----------  -----------  ----------
Loss From Operations                   (431,384)    (570,557)   (318,590)

Write-Off of Excess Purchase
 Price                                     -        (546,884)       -

Interest Expense                         (3,785)     (14,929)    (16,834)
                            				    -----------  -----------  ----------
Net Loss                            $  (435,169) $(1,132,370) $ (335,424)
                            				    ===========  ===========  ==========

Net Loss Per Common Share           $     (0.03) $     (0.11) $    (0.07)
                            				    ===========  ===========  ==========
Weighted Average Number of
   Common Shares Outstanding         12,747,444    9,850,367   5,123,662
                            				    ===========  ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.




			 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

			                Preferred Stock      Common Stock
              		  -----------------  ------------------ Additional                          Treasury   Deferred
              		  Shares               Shares             Paid-In    Warrants  Accumulated    Common     Comp-
	              	  Issued    Amount     Issued     Amount    Capital  Outstanding   Deficit    Stock    ensation    Total
              		  -------  ---------  ----------  -------  ----------  -------  -----------  --------  ---------  ----------
BALANCE,
 June 30, 1994    70,177  $ 701,768   4,328,184  $ 4,328  $2,725,064  $   -    $(3,203,575) $(48,000) $   -       $  179,585

Issuance of common
 stock in lieu of
 cash compensation   -         -        100,000      100      13,900      -          -           -         -          14,000
Conversion of
 related-party
 debt to common
 stock              -          -      1,072,317    1,072     298,573      -          -           -         -         299,645
Conversion of
 Series A preferred
 stock to common
 stock           (66,485)  (664,848)  1,189,624    1,190     663,658      -          -           -         -           -
Conversion of
 Series B
 preferred stock
 to common stock  (3,692)   (36,920)    132,123      132      36,788      -            -           -         -         -
Issuance of stock
 options to
 employees          -          -           -        -         27,000      -          -           -      (13,000)     14,000
Net loss            -          -           -        -           -         -       (335,424)      -         -       (335,424)
              		 -------  --------   ----------  -------  ----------  -------  -----------  --------  ---------  ----------
BALANCE,
 June 30, 1995      -          -      6,822,248    6,822   3,764,983      -     (3,538,999)  (48,000)   (13,000)    171,806

Issuance of common
 stock for cash,
 net of offering
 costs of $16,269   -          -      1,588,833    1,589     277,571  143,221        -          -          -        422,381
Issuance of common
 stock in
 acquisitions       -          -      3,050,000   3,0504     423,950      -          -          -          -        427,000
Retirement of
 treasury shares    -          -        (64,000)     (64)    (47,936)     -          -        48,000       -           -
Amortization of
 deferred compen-
 sation             -          -           -        -            -        -          -          -         4,875       4,875
Net loss            -          -           -        -            -        -     (1,132,370)     -          -     (1,132,370)
              		 -------  ---------  ----------  -------  ----------  -------  -----------  --------  ---------  ----------
BALANCE,
 June 30, 1996      -          -     11,397,081   11,397   4,418,568   43,221   (4,671,369)     -        (8,125)   (106,308)

Conversion of
 warrants to common
 stock at discounted
 rate               -          -     1,621,424     1,622     192,949 (113,500)       -          -          -         81,071
Amortization of
 deferred compen-
 sation             -          -          -         -           -        -           -          -         8,125       8,125
Net loss            -          -          -         -           -        -       (435,169)      -          -       (435,169)
              		 -------  ---------  ----------  -------  ----------  -------  -----------  --------  ---------  ----------
BALANCE,
 June 30, 1997      -     $    -     13,018,505  $13,019  $4,611,517  $29,721  $(5,106,538) $   -     $   -      $ (452,281)
              		 =======  =========  ==========  =======  ==========  =======  ===========  ========  =========  ==========

The accompanying notes are an integral part of these consolidated financial statements.



	      TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
     		   CONSOLIDATED STATEMENTS OF CASH FLOWS
	     FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995



                                  					1997        1996        1995
                           				    -----------  -----------  ----------
Cash Flows From Operating
Activities
  Net loss                          $  (435,169) $(1,132,370) $ (335,424)
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities:
     Write-off of excess purchase
      price                                -         546,884        -
     Depreciation and amortization       83,493       85,774      35,363
     Write-down of deferred
      software costs                    115,432       47,913        -
     Compensation related to the
      issuance of stock and stock
      options                             8,125        4,875      28,000
     Increase in allowances for
      doubtful accounts and
      contracts receivable                 -           7,500        -
     Change in assets and
      liabilities, net of
      effects of acquisitions:
       Accounts receivable               64,501      (14,475)     24,103
       Contracts receivable              27,939       22,794     183,161
       Inventories                        5,000       28,260      23,720
       Other assets                        -          17,359         (79)
       Accounts payable                 (26,573)     156,698      82,152
       Accrued liabilities              (55,809)      98,050      19,108
       Deferred revenue                   2,521      (86,303)       -
       Amounts due to related
       	parties                            -          (2,794)     (3,275)
                            				    -----------  -----------  ----------
     Net Cash Provided By (Used
      In) Operating Activities         (210,540)    (219,835)     56,829
                            				    -----------  -----------  ----------
Cash Flows From Investing
 Activities
  Additions to capitalized
   software costs                          -            -       (137,730)
  Acquisition of furniture,
   fixtures and equipment                  -          (9,727)    (25,923)
                            				    -----------  -----------  ----------
Net Cash Used In Investing
 Activities                                -          (9,727)   (163,653)
                            				    -----------  -----------  ----------
							(Continued)

The accompanying notes are an integral part of these consolidated financial statements.



	      TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
	     CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	     FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995



                                  					1997         1996        1995
                            				    -----------  -----------  ----------
Cash Flows From Financing Activities
  Proceeds from the sale of common
    stock and warrants to purchase
     common stock                   $    70,428  $   372,381  $     -
  Proceeds from borrowings                 -          40,992        -
  Cash received in acquisition             -          19,553        -
  Proceeds from bridge financing           -            -         50,000
  Principal payments on long-
   term debt                            (42,139)      (6,273)     (5,583)
                            				    -----------  -----------  ----------
     Net Cash Provided by
       Financing Activities              28,289      426,653      44,417
                            				    -----------  -----------  ----------
Net Increase (Decrease) In Cash        (182,251)     197,091     (62,407)

Cash at Beginning of the Year           209,589       12,498      74,905
                            				    -----------  -----------  ----------
Cash at End of the Year             $    27,338  $   209,589  $   12,498
                            				    ===========  ===========  ==========
Supplemental Disclosures of Cash
  Flow Information:
  Cash paid for interest            $     1,577  $     7,511  $   15,419
                            				    ===========  ===========  ==========

Supplemental Schedule of Noncash Investing and
 Financing Activities - Note 10.

The accompanying notes are an integral part of these consolidated financial statements.



	   TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
	     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1--NATURE OF OPERATIONS

    Tenet Information Services, Inc. ("Tenet"), a Utah corporation, has designed and markets a computer-based medical and health information system related primarily to respiratory therapy and pulmonary function analysis (the "RCMS/X system"). As discussed in Note 3, during fiscal 1996 Tenet expanded its operations by merging with National Microcomputer Corporation ("NMC") and acquiring certain assets of The International Healthcare Consulting Group, Inc. ("HCG"). NMC has designed and markets an integrated information management/patient tracking system for use in emergency departments of hospitals and urgent care centers (the "EDNet System"). HCG has provided healthcare institutions, mainly hospitals, with consulting services to assist the institutions in achieving a more efficient, lower cost care delivery model while maintaining the highest quality of care standards.

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

    The Company has experienced recurring losses from operations and as of June 30, 1997 has a working capital deficit of $469,775 and a net capital deficiency of $452,281. These matters raise substantial doubt about the Company's ability to continue as a going concern. In order for the Company to recover from its present financial situation, management is considering selling the tangible and intangible assets of the Company and seeking a future merger or restructuring the debt to the shareholders and officers to allow the Company to continue operations. However, there can be no assurance that the sale of assets will be successful or additional debt or equity capital will be available on terms acceptable to the Company.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Tenet and its wholly owned subsidiary, NMC. All significant intercompany transactions and account balances have been eliminated in consolidation.

    Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Revenue Recognition - The Company recognizes revenue in accordance with the provisions of Statement of Position No. 91-1 Software Revenue Recognition as follows:

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

    Revenues related to the EDNet System consist of sales of software licenses, installation of information systems and related software customization and enhancements. In addition, revenues are generated from annual software support and maintenance. Sales of software licenses and installation revenues are recognized upon completion and customer acceptance. Revenues from annual software and maintenance are recognized ratably over the term of each contract. Amounts billed in advance of revenue recognition are recorded as deferred revenue.

    Revenues from consulting services are recognized when the services have been provided.

    Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market value and consist of service parts. The Company had no inventories as of June 30, 1997.

    Furniture, Fixtures and Equipment - Furniture, fixtures and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally 3 to 10 years. Depreciation expense was $18,288, $27,774 and $28,157 for the periods ended June 30, 1997, 1996 and 1995. Maintenance and repairs are charged to expense as incurred and major improvements or betterments are capitalized. Gains or losses on sales or retirements are included in the statement of operations in the year of disposition. Furniture, fixtures and equipment include $110,692 of computer equipment used in operations and $8,610 of furniture, fixtures and other equipment as of June 30, 1997 and 1996.

    Fair Value of Financial Instruments - The carrying amounts reported in the accompanying balance sheets for cash, accounts and contracts receivable, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's notes payable and long-term debt also approximate fair values based on current rates for similar debt.

    Income Taxes - The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

    Warranty Costs - A 90-day limited warranty is provided on sales of hardware and software licenses. Warranty costs incurred on hardware are passed through to the manufacturer. Warranty costs have not been material in any year presented, accordingly, these costs are expensed when incurred.

    Net Loss Per Common Share - Net loss per common share is based on the weighted average number of common shares outstanding during each year. Warrants and options outstanding have not been included in the computations since any assumption of conversion would have an antidilutive effect thereby decreasing the net loss per common share.

    Recent Accounting Pronouncements - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived
    Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121).
    SFAS No. 121 was required to be adopted on July 1, 1996. See Note 6 for discussion of the effects of implementing this pronouncement.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). The Company was required to adopt SFAS No. 123 on July 1, 1996. As allowed by SFAS No. 123, the Company will continue to account for the cost of compensation from stock options and awards to employees based upon their intrinsic value on the date granted or awarded pursuant to Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. The Company provides pro forma results of operations as if the compensation from granting stock options and awards was based on their fair values. The adoption of SFAS No. 123 did not have a material impact on the financial statements of the Company.

NOTE 3--ACQUISITIONS

    Acquisition of Certain Assets of HCG and Related Employment Agreements - Effective September 5, 1995, the Company acquired certain assets of HCG. The assets acquired consisted principally of software products and other intangible assets. HCG provides consulting services and information systems to various hospital departments. As consideration, the Company issued 50,000 shares of common stock valued at $7,000 and assumed $30,000 of debt. Due to the immaterial amount of tangible assets acquired and contingencies related to the realizability of the amount paid for the intangible assets, the entire purchase price of $37,000 was expensed in fiscal 1996 and included in the write-off of excess purchase price in the accompanying 1996 statement of operations. The acquisition has been accounted for under the purchase method of accounting with the operating results of HCG being included with those of Tenet from the date of acquisition.

    In connection with the asset purchase, the Company also entered into three-year employment agreements with HCG's two principal shareholders and consultants (the "Employees"). The Company issued the Employees warrants to purchase 664,286 shares of the common stock at a price of $0.14 per share for a three-year period upon signing the employment agreements.The employment agreements provided for base annual salaries and incentive stock options or bonuses during the first two years of the agreements. Based on the terms of the employment agreements, the Company met minimum consulting revenue requirements for the period ended September 5, 1996 and in an October 1996 Board resolution, the Employees were granted five-year options to purchase 714,286 shares of the company's common stock at $0.14 per share. In addition, the Company assumed $26,355 of additional debt as additional compensation to the employees. The Company did not meet the minimum consulting revenue requirements under the employee agreements for the second term ended September 5, 1997; therefore, the employees were not granted additional stock options for that period.

    The employment agreements may be terminated by the Company for cause, as defined, or the event of death or disability of the Employees. The agreements also include noncompetition provisions for a one-year period after termination of employment.

    Agreement and Plan of Reorganization - Effective September 29, 1996, Tenet and NMC aproved the terms of an Agreement and Plan of Reorganization (the "Agreement") pursuant to which NMC was merged with and into Tenet Merger Subsidiary, Inc. a wholly owned subsidiary of Tenet for the purpose of effecting the merger. Three million shares of Tenet's common stock were exchanged for all outstanding shares of NMC and NMC became a wholly owned subsidiary of Tenet. The three million shares were valued at $420,000. Tenet also paid $27,000 in acquisition costs, making the total purchase price $447,000. The merger has been accounted for under the purchase method of accounting with the operating results of NMC being included with those of Tenet from the date of acquisition. The purchase price was in excess of the net liabilities assumed by $509,884.


    Due to NMC's lack of historical profitability and contingencies related to the future realizability of theexcess purchase price, the Company expensed the entire $509,884 infiscal 1996. Management believes that the amount of common stock issued for NMC was fair and reasonable based on expected synergies to be achieved by combining NMC with the Company. In addition, NMC brought a customer base of 24 sites and a backlog of four installations.

    In connection with the merger, the Company entered into three-year employment agreements with NMC's major shareholder and a key employee. The employment agreements provide for base annual salaries, bonuses and the grant of warrants to purchase 50,000 shares and incentive stock options to purchase 50,000 shares of the Company's common stock at $0.14 per share to the individuals, respectively. The employment agreements may be terminated by the Company for cause, as defined, or in the event of death or disability of the employees. The agreements also include non-competition provisions for minimum periods of five and three years, respectively. The Company entered into consulting agreements with two additional shareholders of NMC. The consulting agreements provide for services to be rendered as needed by the Company and provide for the issuance of warrants to purchase 50,000 shares of the Company's common stock at $0.14 per share to each consultant.

    Pro Forma Acquisition Information (Unaudited) - The following unaudited pro forma acquisition information for fiscal 1996 and 1995 presents the results of operations as if the HCG and NMC acquisitions described above had occurred at the beginning of fiscal 1995, after giving effect to the write-off of the excess purchase price totaling $546,884. The write-off of excess purchase price is a nonrecurring charge which resulted directly from the transactions and therefore has been excluded from the following pro forma information. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the fiscal 1995 as described above or of the results which may occur in the future.

                           					     Unaudited Pro Forma
                            					    Results of Operations
                            					     Years Ended June 30,
                           					     -----------------------
                             					       1996        1995
                            					    -----------  ----------
	  Revenues                          $ 1,140,792  $  908,089
	  Loss from operations                 (634,363)   (332,469)
	  Net loss                           (1,197,972)   (362,348)
	  Net loss per common share               (0.11)      (0.04)



NOTE 4-NOTES PAYABLE AND RELATED-PARTY LONG-TERM DEBT

 Notes payable consist of the following as of June 30:

                                         						  1997      1996
                                    					      ---------  ---------
 Notes payable to a shareholder including
  accrued interest, interest at 12 percent,
  unsecured, due July 31, 1996 and paid in
  full subsequent to June 30, 1996             $    -     $  40,992

 Note payable to Utah Technology Finance
  Corporation which was assumed in the
  HCG acquisition (see Note 3), interest
  at prime plus 2 percent (10.50 percent
  at June 30, 1997), secured by essentially
  all assets of HCG, was due in varying
  monthly payments based on certain revenues,
  loan is in default due to HCG and the
  Company not making scheduled monthly
  payments, the total amount due under the
  agreement has been classified as current
  in the accompanying 1997 and 1996 balance
  sheets                                          28,090     24,859

 Other                                              -         1,147
                                   					       ---------  ---------
    Total Notes Payable                        $  28,090  $  66,998
                                   					       =========  =========

 Related-party long-term debt consists of the following as of June 30:

                                         						  1997      1996
                                   					       ---------  ---------
 Capital lease obligation, payable in
  monthly installments of $704, interest
  at 11.7 percent, maturing in fiscal 1998,
  secured by computer equipment. Currently
  in default, all amounts currently owed       $  10,889  $  10,889

 Less:  Current Portion                          (10,889)    (7,046)
                                   					       ---------  ---------
 Related party long-term debt, net of
  current portion                              $    -     $   3,843
                                   					       =========  =========


NOTE 5--OPERATING LEASE

   The Company occupies its facilities and uses equipment under non-cancelable operating leases which expire between 1998 and 1999. Lease expense for fiscal 1997, 1996 and 1995 was $50,833, $49,500 and $31,000, respectively.

   Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of June 30, 1997 are as follows:

	  Year Ended June 30,
		1998                          $  53,936
		1999                             25,457
                     					      ---------
                     					      $  79,393
                     					      =========

NOTE 6--CAPITALIZED SOFTWARE COSTS

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

    Amortization of software costs begins when the product is first sold and is calculated on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product. Estimated economic lives of four to five years have been assigned to software costs. Amortization amounted to $65,205, $58,000 and $7,206 in fiscal 1997, 1996 and 1995, respectively. Amortization is a component of cost of revenues in the accompanying statements of operations. In fiscal year 1997, it was determined that the probability of any future recovery of these costs was remote, and the Company concluded that this asset was impaired. The
    Company elected to expense all remaining software costs  totaling $115,432.


 NOTE 7--INCOME TAXES

    The components of the net deferred tax assets are as follows:

                                         						       June 30,
                                         						   1997        1996
                                  					       -----------  -----------
    Deferred Tax Liabilities:
      Deferred software costs                         -         (67,000)
                                   										  -----------  -----------
    Deferred Tax Assets:
      Tax net operating loss carry forward     $ 1,581,690  $ 1,516,000
      Tax credits carry forward                    103,000      103,000
      Reserves and accrued liabilities              11,310       17,000
                                   					       -----------  -----------
                                          						 1,696,000    1,636,000

Total Deferred Tax Assets                        1,696,000    1,569,000
					                                          -----------  -----------
    Valuation Allowance                         (1,696,000)  (1,569,000)
                                   					       -----------  -----------
      Net Deferred Tax Asset                   $      -     $      -
                                   					       ===========  ===========

   During the years ended June 30, 1997, 1996 and 1995, the valuation allowance has increased $127,000, $366,000 and $63,108, respectively.

   As of June 30, 1997, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $4,240,000. For federal income tax purposes, utilization of these carryforwards is limited if the Company has had more than a 50 percent change in ownership (as defined by Section 382 of the Internal Revenue Code) or, under certain conditions, if such a change occurs in the future. The tax net operating losses will begin to expire in fiscal 1999.

   The Company has research and development tax credit and investment tax credit carryforwards of approximately $95,000 and $8,000, respectively, which will begin to expire in fiscal 1999.

   No benefit for income taxes has been recorded during the years ended June 30, 1997, 1996 and 1995. As discussed in note 1, certain risks exist with respect to the Company's future profitability, and management has concluded that, due to these uncertainties, the related net deferred tax asset may not be realized. Accordingly, a valuation allowance has been recorded to offset the deferred tax asset in its entirety.

NOTE 8--CAPITAL STOCK

   The Company's articles of incorporation authorize the board of directors, without shareholder approval, to issue up to 1,000,000 shares of preferred stock with such rights and preferences as the board of directors may determine at its discretion. The board of directors has the authority to issue shares of preferred stock having rights prior to the common stock with respect to dividends, voting and liquidation.

   During fiscal 1995, the Company: (1) issued 100,000 shares of common stock valued at $.14 per share to an officer in lieu of cash compensation; (2) converted $119,645 of amounts due to related parties to 428,165 shares of common stock at approximately $0.28 per share; (3) converted $180,000 of related-party long-term debt to 644,152 shares of common stock at approximately $0.28 per share; (4) converted 66,485 shares of Series A preferred stock to 1,189,624 shares of common stock at approximately $0.56 per share; and (5) converted 3,692 shares of Series B preferred stock to 132,123 shares of common stock at approximately $0.28 per share. As consideration for the holder of the Series A preferred stock to accept a lower exchange rate, the Company granted to the holder of Series A preferred stock a three-year warrant to purchase 594,812 shares of common stock at $0.42 per share.

   Private Placements of Common Stock - In March 1995, the Company signed a letter of intent with Schneider Securities, Inc. ("SSI") to raise a minimum of $252,000 or a maximum of $756,000 under a best efforts private placement offering of common stock. Under the contemplated arrangement, SSI was to receive commissions of ten percent of the proceeds and warrants dependent upon the amount of capital raised. The Company and SSI did not proceed with the private placement offering; however, the Company issued three-year warrants to purchase 90,000 shares of the Company's common stock at $0.42 per share to SSI and paid $12,600 as consideration for services rendered.

   During fiscal 1996, the Company entered into arrangements with several accredited investors to sell units at $0.28 per unit. Each unit consists of one share of common stock, one Class A warrant and two Class B warrants to purchase additional shares of common stock. The Class A warrants have an exercise price of $0.42 per share and the Class B warrants have an exercise price of $0.07 per share for a three-year period. As of June 30, 1995, the Company had received $50,000 of bridge debt financing in connection with these arrangements. During fiscal 1996, the bridge loan was converted to 178,571 units as described above and an additional $202,000 was received in exchange for 721,429 units. The proceeds from the sale of the units have been allocated $126,000 to the shares of common stock issued and $126,000 to the Class B warrants issued based on relative fair values. The Company also incurred $15,470 of offering costs that have been netted against the proceeds.

   In June 1996, the Company closed a best-efforts private-placement offering with SSI under which the Company sold 688,833 units at $0.30 per unit amounting to $206,650 in total proceeds. Each unit consists of one share of common stock and a three-year warrant to purchase one share of common stock at a price of $0.25 per share for the first year of the warrant and at $0.42 per share for the final two years of the warrant. A portion of the proceeds has been allocated to the warrants issued based on relative fair values, which amounted to $17,221. The Company also incurred $20,799 of offering costs, consisting principally of a 10 percent commission to SSI, which have been netted against the proceeds.

 NOTE 9--STOCK OPTION PLANS AND WARRANTS TO PURCHASE COMMON STOCK

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

   The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: expected volatility of 34.6 percent for both years, risk-free interest rates of 6.1 and 6.2 percent, and expected lives of 5 and 7 years.

   A summary of the status of the Company's option plan as of June 30, 1997, 1996 and 1995, and changes during the years then ended is presented below:

                           				1997               1996            1995
                    			  ----------------   ---------------  -------------
                 				    Weighted-       Weighted-         Weighted-
                   				    Average          Average          Average
                  				    Exercise         Exercise         Exercise
                     			   Shares    Price   Shares   Price    Shares   Price
                     			 ---------  ------  --------  ------  -------  -------
  Outstanding at
  beginning of year        620,000  $ 0.09   335,000  $ 0.05   45,000  $ 0.05
   Granted                 814,286    0.14   285,000    0.14  300,000    0.05
   Canceled               (420,000)   0.08      -        -    (10,000)   0.05
                     			 ---------  ------  --------  ------  -------  ------
   Outstanding at
    end of year          1,014,286    0.14   620,000    0.09  335,000    0.05
                     			 =========  ======  ========  ======  =======  ======
   Options exercisable
    at year-end            924,286    0.14   145,000    0.05     -        -
                     			 =========  ======  ========  ======  =======  ======

  Weighted-average
    fair value of
    options granted
    during the year      $   0.04           $  0.07            N/A


   At June 30, 1997, exercise prices for options outstanding ranged from $0.05 to $0.14, and the weighted average remaining contractual life was
   4.5 years.

   The Company applies APB Opinion 25, Accounting For Stock Issued To Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, Accounting For Stock-Based Compensation, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:
                    				       1997        1996
                     				  ----------   -----------
      Net Loss
	 As reported              $ (435,169)  $(1,132,370)
	 Pro forma                  (473,636)   (1,138,736)

      Loss Per Share
	 As reported                   (0.03)        (0.11)
	 Pro forma                     (0.04)        (0.12)

   Otion pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and the resulting values are reasonable.

   As discussed in Notes 3 and 8, the Company has issued warrants to purchase common stock in connection with various transactions. The following table summarizes the warrants to purchase common stock issued and outstanding, together with their respective exercise price ranges:

                                 					   Years Ended June 30,
                           				       1997         1996        1995
                            				   -----------  -----------  ----------
    Warrants to purchase
     common shares, beginning
     of the year, at prices
     ranging from $0.07
     to $0.42 per share               4,887,931       594,812       -

    Warrants issued at prices
     ranging from $0.07 to
     $0.42 per share                  4,293,119      594,812        -

    Warrants exercised at $0.05
     per share                        (1,621,424)       -           -
                            				     -----------  -----------  ----------
    Warrants to purchase common
     shares, end of the year, at
     prices ranging from $0.07
     to $0.42 per share               3,266,507    4,887,931     594,812
                            				    ===========  ===========  ==========

   During fiscal 1997, the Company's board of directors authorized a reduction of the exercise price of the Company's Class B warrants to $.05 from $.07 per share, contingent upon exercise by September 30, 1996. A total of 1,621,424 warrants were exercised. The resulting debt conversion expense due to the discount was immaterial.

NOTE 10--SUPPLEMENTAL CASH FLOW INFORMATION ACTIVITIES

   As discussed in Note 9, 1,621,424 warrants were exercised at $0.05 per share during the year ended June 30, 1997. As a result of the exercise, the Company received $70,428 in cash and notes payable in the amount of $10,643 were extinguished through the conversion of existing debt owing to a warrant holder.

   Also during fiscal 1997, $3,231 of accrued interest was converted to long-term debt.

   During fiscal 1996, the Company acquired certain assets of HCG in exchange for 50,000 shares of common stock valued at $7,000 and the assumption of $30,000 of liabilities (see Note 3). The Company merged with NMC and exchanged 3,000,000 shares of common stock of the Company for all outstanding shares of NMC. In the merger, the Company acquired $175,737 of assets and assumed $238,621 of liabilities (see Note 3). In addition, the Company converted $50,000 of bridge financing notes payable to common stock (see Note 8).

   During fiscal 1995, the Company converted $180,000 of related-party long-term debt and $119,645 of amounts due to related parties into 1,072,317 shares of common stock at approximately $0.28 per share. Also during fiscal 1995, 66,485 shares of Series A preferred stock we converted into 1,189,624 shares of common stock at approximately $0.56 per share and 3,692 shares of Series B preferred stock were converted into 132,123 shares of common stock at approximately $0.28 per share.



ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	   ACCOUNTING AND FINANCIAL DISCLOSURE


  On May 30, 1997, the Registrant dismissed Arthur Andersen LLP, ("Andersen") as its certifying accountant. Andersen's reports on the Registrant's financial statements for the years ended June 30, 1995 and 1996 did not contain an adverse opinion or a disclaimer of opinion and were not qualified as to audit scope or accounting principles. However, such report included an explanatory paragraph that described certain factors discussed in
  Note 1 to the financial statements that raised substantial doubt about the ability of the Company to continue as a going concern. The Registrant's board of directors unanimously approved dismissal of Andersen.

  During the two most recent fiscal years ended June 30, 1996 and 1995 and the interim period subsequent to June 30, 1996, there were no disagreements, as defined in Regulation S-K Item 304, with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements would have caused Andersen to make a reference to the subject matter of the disagreement in connection with its reports.

  On July 30, 1997, the Registrant engaged Hansen, Barnett & Maxwell ("Hansen") to perform its audits and provide various accounting services thereafter. The Registrant did not consult with Hansen prior to such date regarding any reportable matter.

				PART III

  ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
  PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE
  EXCHANGE ACT

  The names of the executive officers and directors of the Company, their respective ages and positions with the Company, and the dates of their elections to the Board of Directors or as officers are as follows:
			     Position with
  Name                Age     The Company              Date of Election
  ----               ----  ------------------       ----------------------
  Jerald L. Nelson    54   President(resigned)      December 1, 1993 (July
                                         						     10, 1996)
                     			   Chairman of the Board    July 10, 1996
                     			   Director                 January 24, 1994

  Frank Overfelt      54   Director                 September 29, 1995
		                     	   Chief Operations         July 10, 1996
                    			    Officer (acting)
  Eric J. Nickerson   44   Director                 June 29, 1990

  Fred J. Anderson    51   Chairman of the Board    May 21, 1992*
                    			    (resigned)               (July 10, 1996)
                     			   Director,               July 18, 1986*
                     			   Treasurer,              May 16, 1985*
                     			   Secretary               January 11, 1989*

  Richard Gwinn       54   Director                September 29, 1995
		                     	   (resigned)

  Robert Smith        54   Director                September 29, 1995
		                      	  (resigned)

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

  On July 10, 1996, Fred J. Anderson resigned as Chairman of the Board of Directors. Jerald L. Nelson resigned as President and Chief Operating Officer and was appointed Chairman of the Board of Directors. Frank C. Overfelt was appointed Chief Operating Officer on an interim basis. Mr. Anderson continues to serve as a director and as the Company's Chief Financial Officer.

  BUSINESS BIOGRAPHIES

       Jerald L. Nelson. - Jerald L. Nelson has served as a director, president and chief operating officer of the Company since December 1993. Effective July 10, 1996, Dr. Nelson was appointed Chairman of the Board of Directors and relinquished his position as President and Chief Operating Officer. Dr. Nelson received his Ph.D. in Economics from North Carolina State University in 1974. From 1974 to 1984, Mr. Nelson worked or consulted with several Fortune 500 firms, including US Industries, TransWorld Airlines, GTE, Xerox, Pitney Bowes and General Foods. From 1984 until December 1993,
  Mr. Nelson worked with various businesses as an investment banker and business advisor. He has also consulted with or served on the Board of Directors of numerous Utah firms including Arrow Dynamics, Beacon Financial, Gentner Communications and One-2-One Communications, where he also served as chairman and chief executive officer.

       Frank C. Overfelt. - Frank Overfelt was elected to the Board on September 29, 1995. As of July 10, 1996, Mr. Overfelt was appointed interim Chief Operating Officer. Mr. Overfelt has been the managing partner the International HealthCare Consulting Group, Inc. since its inception in 1984. He is a recognized authority in workload measurement systems for health care institutions. Prior to founding the consulting company, Mr. Overfelt was a senior manager in the Healthcare Cost Accounting and Productivity Practice of Peat Martwick. He holds an MBA from the University of Utah.

       Fred J. Anderson. - Fred J. Anderson has served as a director and Chief Financial Officer since 1986 and Chairman of the Board from May of 1992 until July 10, 1996. From 1985 to May of 1992,
  Mr. Anderson served as the Company's Treasurer and from May 1988 until January 1989, he served as the Company's Assistant Secretary.
  At that time, he was named the Company's Secretary, and he currently serves in that position. Mr. Anderson has also served as the Company's controller from 1984 to 1991. From 1980 until 1984,
  Mr. Anderson was Vice President Finance for Mountain States Resources. Mr. Anderson received a BS in accounting and an MBA from Utah State University.

       Eric J. Nickerson. - Eric J. Nickerson has served as a director since June of 1990. Mr. Nickerson was a member of the faculty of the United States Military Academy at West Point, New York from
  1989 to 1993.  In June 1993, Mr. Nickerson retired as a United
  States Air Force officer. Currently, Mr. Nickerson is a private investor and directs personal accounts and two investing partnerships - "Third Century II" and "Z Fund." He also serves as a director of CSM Environmental Systems, Inc. and Urinette Incorporated.


  OTHER KEY PERSONNEL

       The Company's other key personnel include the following:

       Donald W. Ballash. - Mr. Ballash has over 14 years of experience in the health care field in which he has specialized in management engineering at two large multi-hospital systems - Intermountain Health Care and Kaiser Permanente. Most recently he was a partner in the International HealthCare Consulting Group.

       Douglas H. Burns. - Mr. Burns has worked in clinical medicine as a Respiratory Therapist for the past 19 years. During this time he has worked as a staff therapist, shift supervisor, and most recently as Assistant Director of Respiratory Care. These hospitals ranged from 200 to 700 beds in size. Mr. Burns received his undergraduate degrees from Allegheny Community College and La Roche College both located in Pittsburgh, PA.


  ITEM 11:  EXECUTIVE COMPENSATION

  The following table sets forth all cash compensation for services rendered in all capacities to the Company during the fiscal years ending June 30, 1997, 1996 and 1995 paid to (i) the Company's president and each executive officer whose cash compensation exceeded $100,000, and (ii) all executive officers of the Company as a group. No executive officers salary exceeded $100,000 for the fiscal year.


		      Annual Compensation          /Long Term Compensation         /
		 --------------------------------------------------------------------
                                            						  /    Awards            /Payouts /
		                                            				  ---------------------------------
  Name               Year  Salary   Bonus   Other  Restricted  Securities  LTIP  All Other
  and                       ($)      ($)   Annual    Stock     Underlying  Pay-   Compen-
  Principal                                Compen-  Awards      Options/   outs   sation
  Position                                  ($)       ($)       SARs(#)    ($)      ($)
 ----------------------------------------------------------------------------------------
 Frank C. Overfelt   1996  42,082    -0-     -0-       -0-         -0-      -0-      -0-
              		     1997  76,797    -0-     -0-       -0-         -0-      -0-      -0-

 Jerald L. Nelson    1995  60,000    -0-     -0-       -0-         -0-      -0-      -0-
  President          1996     -0-    -0-     -0-       -0-         -0-      -0-      -0-


 All Executive Officers

  (3 persons)       1995  105,000    -0-     -0-       -0-         -0-      -0-     -0-
  (5 persons)       1996  308,200    -0-   21,800      -0-         -0-      -0-     -0-
  (3 persons)       1997  145,690    -0-     -0-       -0-         -0-      -0-     -0-


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

  As of June 30, 1996, the Company had granted 335,000 options to key employees exercisable at the rates ranging from $.05 to $.14 per share. During the present fiscal year, no options were exercised, 420,000 were canceled, and 100,000 NQSOs were issued at an exercise price of $.14. Therefore, as of June 30, 1997, there were 100,000 ISOs outstanding and 200,000 NQSOs outstanding. No single employee has in excess of 100,000 ISOs outstanding.

  The following table sets forth, as to officers and directors of the Company and all employees as a group, certain information relating to options currently outstanding under the Plans.

       Individual or Group           ISOs       NQSOs      OTHER
       -------------------          ------    --------    -------
       All Employees as a Group
       (including executive
       officers)                    100,000    200,000    714,286

  Tables of options are not included as there are no options outstanding subject to reporting requirements.

  In connection with the HCG acquisition the Company granted 714,286 options with an exercise price of $0.14.




  ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	    AND MANAGEMENT

  The following table sets forth the holdings of common stock as of September 30, 1997 (i) by each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding common stock of the Company, (ii) by each Director, and
  (iii) by all Directors and officers as a group. Unless otherwise indicated, all shares are owned directly. The percentage calculations for any individual stockholder assume that all outstanding options and warrants held by that stockholder have been exercised in full and that no other stockholder has exercised any outstanding options or warrants.

  Name and Address of Beneficial Owner as of September 30, 1997

                     			     Common (1)       Percent of Shares Outstanding
                     			     ----------       -----------------------------
  Michael R. Carlston 2       4,082,868                31.14%
  Dennis C. Peterson 3        3,823,471                29.32%
  Mark Oldroyd 4              3,578,588                27.44%
  Scott Staker 5              3,578,588                27.44%
  T-Acquisition 6             3,378,588                25.91%
  Eric J. Nickerson 7         2,413,469                17.92%
  Third Century II 7          2,413,469                17.92%
  Richard Gwinn 8             1,054,920                 8.06%
  Robert Smith 9                803,997                 6.13%
  M. Oppenheimer 10             784,300                 5.92%
  Ira Goodberg 11               676,507                 5.02%
  Frank Overfelt 12             448,571                 3.33%
  Donald W. Ballash 13          315,715                 2.34%
  Jerald L. Nelson 14           435,700                 3.23%
  Fred J. Anderson 15           264,345                 2.01%

  All Officers and
     Directors                5,736,717                39.82%

  1. Based on 13,018,505 common shares outstanding, 3,266,507 warrants to purchase common shares at $0.07 - $0.42 and options to acquire 1,014,286 shares of Common Stock at $0.05-$0.14  per share.
  2.  The shares indicated include:  (i) 704,280 shares of Common Stock
beneficially   owned by Mr. Carlston (including shares owned by his wife
and held in trust for the benefit of   his children); (ii)  2,783,776 \
shares of Common Stock and warrants to acquire 594,812 shares of Common
Stock at $.042 per share held by T-Acquisition. Mr. Carlson's address is
855 Harwood Dr., Murray, UT   84107
  3. Includes 444,883 shares of Common Stock beneficially owned by Mr. Peterson, and 2,783,776 shares of Common Stock and warrants to acquire
594,812 shares of Common Stock at $.042   per share held by T  Acquisition
L.L.C. Mr. Peterson's address is 2508 W. Bueno Vista Dr., W. Jordan, UT 84088
  4. Includes 200,000 shares of Common Stock beneficially held by Mr. Oldroyd, including shares held in trust for the Violet Johnson Brown Family Trust.
Also includes 2,783,776 shares of Common Stock and warrants to acquire 594,812 shares of Common Stock at $.042 per share held by T-Acquisition.
Mr. Oldroyd address is 55 North 800 West, Provo, UT 84601
  5.  Includes 200,000 shares of Common Stock held by Mr. Staker and also
includes   2,783,776 shares of Common Stock and warrants to acquire 594,812 shares of Common Stock at $.042 per share held by T-Acquisition. Mr. Stakers address is 880 North 98 West #9, Provo, UT 84604
  6.  A Utah Limited Liability company of which Michael R. Carlston owns or
controls   56.7%, Mark Oldroyd owns or controls 32.1%, Dennis C. Peterson owns or controls 6.4% and Scott Staker owns or controls 4.8%. The shares indicated consist of 2,783,776 shares of Common Stock issued as of
December 31, 1995, and a warrant to acquire 594,812 shares of Common Stock, at a price of $0.42 per share. The address of T-Acquisition is 855 Harwood Dr., Murray, UT 84107.
  7.  Includes 1,982,699 shares of Common Stock and warrants to acquire
430,770 shares of common stock at a price of $0.42 per share held by Third Century Fund II. Mr. Nickerson is Senior Partner of Third Century Fund II.
Mr. Nickerson is also a director of the Company. Mr. Nickerson and Third Century Fund II's address is 1711 Chateau CT., Fallston, MD 21047
  8.  Includes 1,004,920 shares of Common Stock held by Dr. Gwinn and warrants to acquire 50,000 shares of Common Stock at a price of $.14 per share exercisable through September 29, 1998.  Dr. Gwinns address is
304 W. Thorn, San Diego, CA 92103
  9.  Includes 753,497 shares of Common Stock held by Dr. Smith and warrants to acquire 50,000 share of Common Stock at a price of $.14 per share exercisable through September 29, 1998. Dr. Smiths address is 2291 Greer Rd., Palo Alto CA 94303
  10. Reflects 210,575 shares of Common Stock, and (ii) a warrant to acquire 178,575 shares of Common Stock at a price of $.42 per share. Mr. Oppenheimers address is 31 Crescent Avenue, Summit, NJ 07901
  11.  Includes 676,507 shares of Common Stock beneficially held by Mr.
Goodberg.   Mr. Goodbergs address is c/o 304 W. Thorn, San Diego, CA 92103
  12. Includes 50,000 shares of Common Stock held by IHCG, and also includes Warrants to acquire 398,571 shares of Common Stock at $0.14 per share, warrants exercisable through September 5, 1997.  Mr. Overfelts address is
4634 So. Ledgemont Dr., Holladay UT 84124
  13. Includes 50,000 shares of Common Stock held by IHCG, and also includes Warrants to acquire 265,715 shares of Common Stock at $0.14 per share, warrants exercisable through September 5, 1997. Mr. Ballash's address is 9777 So. Dunsinsame Dr., So. Jordan, UT 84095
  14.  Includes 314,275 shares of Common Stock ,and warrants to acquire
71,425 shares of Common Stock at a price of $0.42 per share and options to acquire 50,000 shares of common stock at $.14 per share. Mr. Nelsons address is 10242 Ashley Hills Circle, Sandy, UT 84092
  15. Includes 214,345 shares of Common stock and options to acquire 50,000 shares of common stock at $.14 per share. Mr. Andersons address is
343 West 4125 North, Pleasant View, UT  84414



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


				  PART IV

  ITEM 14:  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following financial statements are included in Part II Item 8:

	     Reports of Independent Certified Public Accountants

	     Consolidated Balance Sheets as of June 30, 1997 and 1996

	     Consolidated Statements of Operations for the Years Ended June 30, 1997, 1996, and 1995

	     Consolidated Statements of Shareholders' Deficit for the Years Ended June 30, 1997, 1996 and 1995

	     Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996, and 1995

	     Notes to Consolidated Financial Statements


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

				     TENENT INFORMATION SERVICES, INC.


  October 13, 1997                   By:/s/Fred J. Anderson
                            				     Fred J. Anderson,
                            				     Chief Financial Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person, which include the Chief Executive Office, Chief Financial Officer, and a majority of the Board of Directors, on behalf of the Company and in the capacities and on the dates indicated:

			       POWER OF ATTORNEY

  Known All Men By These Presents, that each person whose signature appears below constitutes and appoints each of Jerald L. Nelson and Fred J. Anderson, jointly and severally, his true and lawful attorney in fact and agent, with full powers of substitution for him and in him name, place and stead, in any and all capacities, to sign any or all amendments to this Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney in fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.


  /s/ Jerald L. Nelson    Director and Chairman of      October 13, 1997
  Jerald L. Nelson

  /s/ Frank C. Overfelt   Director and Acting           October 13, 1997
  Frank C. Overfelt

  /s/ Fred J. Anderson    Corporate Secretary, Director  October 13, 1997
  Fred J. Anderson        Chief Financial Officer

  /s/ Eric J. Nickerson   Director                       October 13, 1997
  Eric J. Nickerson