Form 10QSB
period 1997-09-30
TENET INFORMATION SERVICES INC
filed 1999-01-15
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                  FORM 10-QSB

  (Mark One)
  [ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

  For the quarterly period ended September 30, 1997

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________ to _____________

                              Commission File No.
                                   0-18113

                        TENET INFORMATION SERVICES, INC.
                        --------------------------------
       (Exact name of small business issuer as specified in its charter)

                  UTAH                            87-0405405
              -----------                       --------------
       (State or other jurisdiction           (I.R.S. Employer
     of incorporation or organization)        Identification No.)

                            4885 South 900 East #107
                           Salt Lake City, Utah  84117
                           ---------------------------
                   (Address of principal executive office)


                                  (801) 268-3480
                                  --------------
                           (Issuer's telephone number)

                                  No Change
                -------------------------------------------
          (Former name, former address and former fiscal year,
                     if changed since last report)


                Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                (1)  Yes_ __  No  X
                (2)  Yes   X     No__

                The Company had 18,833,717 shares of common stock outstanding at November 15, 1998

                         Tenet Information Services, Inc.

                                TABLE OF CONTENTS


    PART I  FINANCIAL INFORMATION


    Item 1. Financial Statements (Unaudited)

            Condensed consolidated balance sheet as of
            September 30, 1997                                            1

            Condensed consolidated statements of operations for
            the three months  ended September 30, 1997 and 1996           3

            Condensed consolidated statements of cash flows
            for the three months ended September 30, 1997 and 1996        4

            Notes to condensed consolidated financial statements          6


    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 7

    PART II OTHER INFORMATION


    Item 1.   Litigation                                                 14
    Item 2.   Changes in Securities                                      14
    Item 3.   Defaults Upon Senior Securities                            14
    Item 4.   Submission of Matters to a Vote of Seurity Holders         14
    Item 5.   Other Information                                          14
    Item 6.   Exhibits and Reports on Form 8-K                           14

    SIGNATURES                                                           14

  PART I - FINANCIAL INFORMATION

  ITEM I - Financial Statements

               TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEET
                               (Unaudited)

                                 ASSETS

                                                               September 30,
                                                                    1997
                                                                -----------
    Current Assets
      Cash                                                      $    52,710
      Accounts receivable, net of allowance for
       doubtful accounts of $7,500                                   27,239
                                                                -----------
         Total Current Assets                                        79,949
                                                                -----------

    Furniture, Fixtures and Equipment                               119,302
      Less: Accumulated depreciation and amortization              (105,947)
                                                                -----------
                                                                     13,355
                                                                -----------
    Other Assets, net                                                 1,425
                                                                -----------

                                                                $    94,729
                                                                ===========

    The accompanying notes are an integral part of this balance sheet.

              TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                             (Unaudited)


              LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY



                                                              September 30,
                                                              -------------
    Current Liabilities
       Note payable                                             $    46,840
       Current portion of related party long-term debt               10,889
       Accounts payable                                             106,564
       Accrued salaries and benefits                                 79,906
       Amounts due to related parties                               159,810
       Deferred revenue                                             154,912
       Accrued interest                                               7,210
                                                                -----------

         Total Current Liabilities                                  566,131
                                                                -----------

    Shareholders' Equity
       Common stock, $.001 par value;
        100,000,000 shares authorized;
        13,018,505 shares issued                                     13,019
       Additional paid-in capital                                 4,611,517
       Warrants outstanding                                          29,721
       Accumulated deficit                                       (5,125,659)
                                                                -----------
         Total Shareholders' Equity                                (471,402)
                                                                -----------

                                                                $    94,729
                                                                ===========


    The accompanying notes are an integral part of this balance sheet.

                TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                 For the Three Months Ended
                                                          September 30,
                                                    -----------------------
                                                       1997         1996
                                                    ----------   ----------
    Revenues                                        $  168,178   $  246,522
                                                    ----------   ----------
    Costs and Expenses
       Cost of revenues                                 72,156      146,464
       Selling, general and administrative              72,838      144,542
       Software development                             41,415       94,380
                                                    ----------   ----------
                                                       186,409      385,386
                                                    ----------   ----------
    Loss from Operations                               (18,231)    (138,864)

    Other Income (Expense)
       Interest expense                                 (1,012)      (1,176)
       Interest income                                     122          695
                                                    ----------   ----------
       Other Expense, net                                 (890)        (481)

    Net Loss                                        $  (19,121)  $ (139,345)
                                                    ==========   ==========
    Net Loss Per Common Share                       $    (0.00)  $    (0.01)
                                                    ==========   ==========
    Weighted Average Common
      Shares Outstanding                            13,018,505   11,445,800
                                                    ==========   ==========

    The accompanying notes are an integral part of these statements.

              TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                  For the Three Months Ended
                                                         September 30,
                                                    -----------------------
                                                       1997         1996
                                                    ----------   ----------
  Cash Flows from Operating Activities
     Net loss                                       $  (19,121)  $ (139,345)
     Adjustments to reconcile net
      loss to net cash (used in) provided
      by operating activities:
         Accrued interest                                  750           -
         Depreciation and amortization                   2,714       22,910
         (Increase) decrease in assets, net
          of effect of acquisitions:
             Accounts receivable, net                   22,755       29,118
             Inventories                                    -          (342)
             Contracts receivable                           -         6,747
         Increase (decrease) in liabilities, net of
          effect of acquisitions:
             Accounts payable                          (21,249)     (38,465)
             Accrued salaries and benefits              (1,977)     (30,449)
             Amounts due related parties                    -         8,004
             Deferred Revenue                           23,500       10,433
                                                    ----------   ----------
         Net Cash (Used in) Provided by
          Operating Activities                           7,372     (131,389)
                                                    ----------   ----------
  Cash Flows from Investing Activities
     Cash acquired in acquisition                           -            -
     Additions to deferred software costs                   -            -
     Acquisition of furniture, fixtures and
      equipment                                             -            -
                                                    ----------   ----------
  Net Cash Used in Investing Activities                     -            -
                                                    ----------   ----------


      The accompanying notes are an integral part of these statements.

                  TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                (Unaudited)

                                                  For the Three Months Ended
                                                         September 30,
                                                    -----------------------
                                                       1997         1996
                                                    ----------   ----------

  Cash Flows from Financing Activities
     Conversion of warrants, net                    $       -    $   81,054
     Payments on notes                                  (3,000)     (41,589)
     Proceeds from issuance of
      long term debt                                    21,000           -
                                                    ----------   ----------
     Net Cash Provided by Financing Activities          18,000       39,465
                                                    ----------   ----------

  Net Increase (Decrease) in Cash                       25,372      (91,924)

  Cash, at beginning of period                          27,338      209,589
                                                    ----------   ----------
  Cash, at end of period                            $   52,710   $  117,665
                                                    ==========   ==========

  Supplemental disclosure of cash flow information:
     Cash paid during the period for interest       $      262   $    1,176
                                                    ==========   ==========

      The accompanying notes are an integral part of these statements.

                   TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



  (1)  Presentation of Interim Financial Statements

   The accompanying condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K.

   In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 1997 and the results of its operations and its cash flows for the three months ended September 30, 1997 and 1996 respectively. The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 1998.

  (2)  Net Loss Per Common Share

   Net loss per common share for the three months ended September 30, 1997 is based on the weighted average number of common shares outstanding during the period. Warrants and options outstanding have not been included in the computations since any assumption of conversion would have an antidilutive effect thereby decreasing the net loss per common share.

  (3)  Conversion of Warrants

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

   Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

   General
   -------
   This discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

   The Company is engaged in developing and servicing data processing information products used in hospitals. The Company's two main products are an emergency department computer system known as EDNet and a respiratory care computer system known as RCMS. The Company also has a consulting group which conducts efficiency studies in various hospital situations, as well as customizes software solutions to specific hospital requirements.

   Two members of the Board, Dr. Richard Gwinn and Dr. Robert Smith resigned as directors of the Company effective November 1, 1996 and December 12, 1996 respectively. Dr. Gwinn resigned as an employee November 1, 1996. However, both have continued to render services on an hourly basis for continued support of existing customers, as well as review and critique of the EDNet 32 product.

   Effective March 21, 1996, the Vice president of Marketing resigned on a mutually accepted basis. This resignation and the disagreement with management over marketing methods has significantly reduced the number of potential sales leads for the Company.

   The net result of the resignations above is to decrease in administrative costs as well as to decrease the consulting revenues of the Company as the efforts of those involved with consulting have been more focused on EDNet 32. The Company is concerned about the reduced level of consulting revenues and is considering marketing alternatives.

 As of September 30, 1997, the Company had sold or leased its RCMS product to five hospitals and its RCMS/X product to two hospitals at various locations throughout the United States. Generally, the Company's customers purchase the computer hardware from the Company, lease the Company's software and enter into a service contract for the lease period.

 As of September 30, 1997, the Company had installed its EDNet product at 26 emergency department sites. These sites have annual maintenance contracts for continued support and updates. It is anticipated that a vast majority, if not all of these sites, will renew this maintenance on an annual basis. As of September 30, 1997, the Company was in the process of installing EDNet at one additional site.

 Results of Operations
 ---------------------
 For the three months ended September 30, 1997 compared with the three months ended September 30, 1996.

 During the three month period ended September 30, 1997, the Company had revenues of $168,178 which represented a 32 percent decrease from $246,522 for the corresponding period of the prior fiscal year. The sales consisted of emergency $67,659 (40%), respiratory, $77,390 (46%), and consulting $ 23,129 (14%) compared with $134,328 (54%), $72,452 (30%) and $39,742 (16%), respectively, for the corresponding period of the prior fiscal year.

 Cost of revenues decreased 51% to $72,156 for the three month period ended September 30, 1997 from $146,464 for the corresponding period of the prior year. This is a result of the decreased cost of revenues for consulting and the respiratory product.

 Selling, general, and administrative costs decreased 50% to $72,838 for the three month period ended September 30, 1997 from $144,542 for the corresponding period of the previous fiscal year. This decrease in costs primarily reflects the Company's decreased marketing costs associated with the marketing of the emergency system and consulting services.

 Software development costs decreased 56% to $41,415 for the three month period ended September 30, 1997 from $94,380 for the corresponding period of the prior fiscal year. This is the result of the use of outside contractors for the development of the emergency room product.

 The Company incurred an operating loss of $19,121 for the three month period ended September 30, 1997 compared with an operating loss of $139,345 for the corresponding period of the previous year.

 Interest expense decreased to $1,012 for the three month period ended September 30, 1997 from $1,176 for the corresponding period of the prior year as a result of a debt conversion.

 The Company incurred a net loss of $19,121 ($.00) per share for the three month period ended September 30, 1997 compared with a net loss of $139,345 ($.01) per share for the corresponding period of the prior year.

 Liquidity and Capital Resources
 -------------------------------
 The Company has suffered recurring losses from operations since fiscal year 1989, and as of September 30, 1997 had an accumulated deficit of $5,125,659. The operating losses are due in part to significant decreases in revenues in fiscal years 1995, 1994 and 1993 as the Company redeveloped and updated its respiratory product and also as a result of the Company's expensing $546,884 of excess purchase price related to the recent NMC and HCG acquisitions. Management believes that those arrangements were fair, and represent a valuable addition to the Company.

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

 The Company's cash position increased by $25,372 during the three month period ended September 30, 1997 to $52,710 as compared to $27,338 as of June 30, 1997. However, the Company had a working capital deficit of $486,182 as of September 30, 1997 as compared with a deficit of $469,775 as of June 30, 1997. Operating activities provided $7,372 for the three month period ended September 30, 1997 as compared with using $131,389 for the corresponding period of the previous year. The principal sources of cash have been (i) proceeds from a loan of $21,000 and (ii) proceeds from the conversion of warrants of $81,054. The Company did not capitalize software development costs during the three-month period ended September 30, 1997. There were debt payments of $3,000 during the three-month period ended September 30, 1997 as compared with payments of $41,589 for the corresponding period of the previous year.

 While a significant portion of the current liabilities, $159,810 is owed to present officers and/or directors, there can be no assurances that these officers/directors will not seek payment in the near term.

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


 Dated: January 14, 1999           TENET INFORMATION
                                   SERVICES, INC.


                                   /s/  Jerald L. Nelson
                                   ----------------------------------
                                   Jerald L. Nelson
                                   Chairman of the Board of Directors