Form 10QSB
period 1997-12-31
TENET INFORMATION SERVICES INC
filed 1999-01-15
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

   (Mark One)
    [ x ]
    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1997

    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to _____________

                         Commission File No.
                               0-18113

                    TENET INFORMATION SERVICES, INC.
     -----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                   UTAH                          87-0405405
             ---------------                 -------------------
      (State or other jurisdiction            (I.R.S. Employer
   of incorporation or organization)          Identification No.)

                           4885 South 900 East #107
                         Salt Lake City, Utah  84117
                   ---------------------------------------
                   (Address of principal executive office)

                                 (801) 268-3480
                          --------------------------
                          (Issuer's telephone number)

                                   No Change
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                  year, if changed since last report)


                Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                (1)  Yes_ __  No   X
                (2)  Yes  X      No___

                The Company had 18,833,717 shares of common stock outstanding at November 15, 1998

                 Tenet Information Services, Inc.

                         TABLE OF CONTENTS


  PART I     FINANCIAL INFORMATION


     Item 1. Financial Statements (Unaudited)

             Condensed consolidated balance sheet as of December 31, 1997    1

             Condensed consolidated statements of operations for the three
             months and six months ended December 31, 1997 and 1996          3

             Condensed consolidated statements of cash flows for the six
             months ended December 31, 1997 and 1996                         5

             Notes to condensed consolidated financial statements            7

     Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              10

  PART II    OTHER INFORMATION

     Item 1. Litigation                                                     15
     Item 2. Changes in Securities                                          15
     Item 3. Defaults Upon Senior Securities                                15
     Item 4. Submission of Matters to a Vote of Security Holders            15
     Item 5. Other Information                                              15
     Item 6. Exhibits and Reports on Form 8-K                               15

     SIGNATURES                                                             16

                PART I - FINANCIAL INFORMATION

                ITEM I - Financial Statements

          TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEET
                            (Unaudited)

                              ASSETS

                                                          December 31, 1997
                                                          -----------------

  CURRENT ASSETS:
    Cash                                                        $   15,283
    Accounts receivable, net of allowance for
      doubtful accounts of $7,500                                   17,013
                                                                ----------
         Total current assets                                       32,296
                                                                ----------

  FURNITURE, FIXTURES AND EQUIPMENT                                119,302
    Less accumulated depreciation and
      amortization                                                (108,662)
                                                                ----------
                                                                    10,640
                                                                ----------

  OTHER ASSETS, net                                                  1,425
                                                                ----------
                                                                $   44,361
                                                                ==========


  The accompanying notes are an integral part of this balance sheet.

          TENET INFORMATION SERVICES, INC. AND SUSIDIARY
         CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                            (Unaudited)



               LIABILITIES AND SHAREHOLDERS' EQUITY


                                                          December 31, 1997


  CURRENT LIABILITIES:
    Note Payable                                                $   44,572
    Current portion of related
      party long-term debt                                          10,889
    Accounts payable                                               125,059
    Accrued salaries and benefits                                   75,405
    Amounts due to related parties                                 159,810
    Deferred revenue                                               114,992
    Accrued interest                                                 7,210
                                                                ----------
         Total current liabilities                                 537,937
                                                                ----------
  SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value;
     100,000,000 shares authorized;
     10,708,248 shares outstanding                                  13,019
    Additional paid-in capital                                   4,611,517
    Warrants outstanding                                            29,721
    Accumulated deficit                                         (5,147,883)
                                                                ----------
         Total shareholders' equity                               (493,576)

                                                                $   44,361
                                                                ==========


      The accompanying notes are an integral part of this balance sheet.

          TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                                       For the Three Months
                                                         Ended December 31,
                                                      -----------------------
                                                         1997         1996
                                                      ----------   ----------

  REVENUES                                            $  170,955   $  147,556

  COSTS AND EXPENSES:
    Cost of revenues                                      66,740      151,118
    Selling, general and administrative                   59,304      104,986
    Software development                                  66,254       49,716
                                                      ----------   ----------
                                                         192,298      305,820
                                                      ----------   ----------
  LOSS FROM OPERATIONS                                   (21,343)    (158,264)
                                                      ----------   ----------
  OTHER INCOME (EXPENSE):
    Interest expense                                        (996)      (1,126)
    Interest income                                          165          344
                                                      ----------   ----------
    Other expense, net                                      (831)        (782)
                                                      ----------   ----------
  NET LOSS                                            $  (22,174)  $ (159,046)
                                                      ==========   ==========
  NET LOSS PER COMMON SHARE                           $     (.00)  $     (.01)
                                                      ==========   ==========

  WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                 13,018,505   13,018,514
                                                      ==========   ==========


     The accompanying notes are an integral part of these statements.

          TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                                     For the Six Months Ended
                                                            December 31,
                                                      -----------------------
                                                         1997         1996
                                                      ----------   ----------

  REVENUES                                            $  339,133   $  394,078
                                                      ----------   ----------
  COSTS AND EXPENSES:
    Cost of revenues                                     138,896      297,582
    Selling, general and administrative                  132,142      249,528
    Software development                                 107,669      144,096
                                                      ----------   ----------
                                                         378,707      691,206
                                                      ----------   ----------
  LOSS FROM OPERATIONS                                   (39,574)    (297,128)
                                                      ----------   ----------
  OTHER INCOME (EXPENSE):
    Write-off of excess net purchase price                    -            -
    Interest expense                                      (2,008)      (2,302)
    Interest income                                          287        1,038
                                                      ----------   ----------
    Other expense, net                                    (1,721)      (1,264)
                                                      ----------   ----------
  NET LOSS                                            $  (41,295)  $ (298,392)
                                                      ==========   ==========

  NET LOSS PER COMMON SHARE                           $     (.00)  $     (.02)
                                                      ==========   ==========

  WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                 13,018,505   12,207,798
                                                      ==========   ==========


    The accompanying notes are an integral part of these statements.

          TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                        For the Six Months
                                                         Ended December 31,
                                                      -----------------------
                                                         1997         1996
                                                      ----------   ----------

  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                          $  (41,295)  $ (298,392)
    Adjustments to reconcile net
     loss to net cash (used in) provided
     by operating activities:
       Accrued interest                                    1,520           -
       Depreciation and amortization                       5,429       82,720
       (Increase) decrease in assets, net
         of effect of acquisitions:
           Accounts receivable, net                       32,981       29,700
           Inventories                                        -         1,439
           Contracts receivable                               -        13,777
       Increase (decrease) in liabilities, net
        of effect of acquisitions:
           Accounts payable                               (2,754)     (47,017)
           Accrued salaries and benefits                  (6,478)     (37,226)
           Amounts due related parties                        -         8,531
           Notes payable                                      -           571
           Deferred revenues                             (16,420)      33,883
                                                      ----------   ----------

           Net cash (used in) provided by
             operating activities                       ( 27,017)    (212,014)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired in acquisition                              -            -
    Additions to deferred software costs                      -            -
    Acquisition of furniture, fixtures and equipment          -            -
                                                      ----------   ----------
           Net cash used in investing activities              -            -
                                                      ----------   ----------


      The accompanying notes are an integral part of these statements.

                   TENET INFORMATION SERVICES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS (Continued)
                            (Unaudited)

                                                     For the Six Months Ended
                                                            December 31,
                                                      -----------------------
                                                         1997         1996
                                                      ----------   ----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Long Term Debt          $   21,000   $       -
    Conversion of warrants, net                               -        81,054
    Principal payments on long-term debt                  (6,038)     (41,589)
                                                      ----------   ----------
    Net cash provided by financing activities             14,962       39,465
                                                      ----------   ----------
  NET INCREASE (DECREASE) IN CASH                        (12,055)    (172,549)

  CASH, at beginning of period                            27,338      209,589
                                                      ----------   ----------
  CASH, at end of period                              $   15,283   $   37,040
                                                      ==========   ==========

  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest          $      488   $    2,302
                                                      ==========   ==========

    The accompanying notes are an integral part of these statements.

          TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                (1)  Presentation of Interim Financial Statements


                The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.

                In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at December 31, 1997 and the results of its operations and its cash flows for the three and six months ended December 31, 1997 and 1996 respectively. The results of operations for the three-month and six-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 1998.

                (2)  Net Loss Per Common Share

                Net loss per common share for the three and six months ended December 31, 1997 is based on the weighted average number of common shares outstanding during the period. Warrants and options outstanding have not been included in the computations since any assumption of conversion would have an antidilutive effect thus decreasing the net loss per common share.

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

  Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

  General
  -------
  This discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K(sb) for the fiscal year ended June 30, 1997.

  As a result of the Company's decision to focus its limited time and monetary resources towards the development of an Emergency Department Windows product, the EDNet software product has become the Company's basic line. The development effort for the "EDNet 32" Windows version progressed far enough for two beta installations at two already existing client hospital. The systems were installed and functioning well in both live environments as of December 31, 1997.

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

  As of December 31, 1997, the Company had sold or leased its RCMS product to five hospitals and its RCMS/X product to two hospitals at various locations throughout the United States. Generally, the Company's customers purchase the computer hardware from the Company, lease the Company's software and enter into a service contract for the lease period. The Company at this time is not actively marketing the RCMS/X product, and there is no present development program ongoing.

 As of December 31, 1997, the Company has installed its EDNet product in 26 emergency department sites. These sites have annual maintenance contracts for continued support and updates. It is anticipated that a vast majority, if not all of these sites, will renew this maintenance on an annual basis. As of December 31, 1997, the Company was in the process of installing EDNet at one additional site..


 Results of Operations
 ---------------------
 For the three months ended December 31, 1997 compared with the three months ended December 31, 1996.

 During the three-month period ended December 31, 1997, the Company had revenues of $170,955 which represented a 16 percent increase from $147,556 for the corresponding period of the prior fiscal year. The 1997 sales consisted of

              3-month  % of     3-month  % of      Change       %
             ended     sales   ended     sales    in sales   Change
             12/31/97          12/31/96                      of sales
             --------  -----   --------  -----    --------   --------

 Emergency   $ 80,595  47%     $ 48,800  33%     $ 31,795    65%

 Respiratory $ 75,021  44%     $ 83,312  56%     ($  8,291) (10%)

 Consulting  $ 15,339   9%     $ 15,444  11%     ($    105)  (1%)
             --------  ----    --------  ----     --------   ----
             $170,955  100%    $147,556  100%     $ 23,399   16%
             ========  ====    ========  ====     ========   ====

 This increase in sales was due to the Company's success in bringing the maintenance contract revenue for its EDNet product more in line with industry standards, which offset a continuing decline in respiratory and consulting revenue. Lower consulting group revenues reflect the continued emphasis on the EDNet32 Windows project.

 Cost of revenues decreased 56% to $66,740 for the three-month period ended December 31, 1997 from $151,118 for the corresponding period of the prior fiscal year. This is a result of the decreased cost of revenues for the consulting and respiratory product lines.

 Selling, general, and administrative costs decreased 75% to $59,304 for the three-month period ended December 31, 1997 from $104,986 for the corresponding period of the previous fiscal year. This coincides with a reduction of personnel in the marketing of the Respiratory arena, the combination of the Chief Operating Officer position with the head of consulting, and reduced commissions and travel

 Software development costs increased 33% to $66,254 for the three-month period ended December 31, 1997 from $49,716 for the corresponding period of the prior fiscal year. This is primarily the result of the EDNet 32 product being prepared for Beta testing, and of the fact that the Company has elected not to capitalize any of the development costs for EDNet32.

 The Company incurred an operating loss of $21,343 for the three-month period ended December 31, 1997 compared with an operating loss of $158,264 for the corresponding period of the previous year. This is a direct result of streamlining the Company's operations.
 The Company loss per share declined to $(nil) as compared with $(.01) for the corresponding period of the previous year.

 Interest expense decreased to $996 for the three-month period ended December 31, 1997 from $1,126 for the corresponding period of the prior year.

 For the six months ended December 31, 1997 compared with the six months ended December 31, 1996.

 During the six month period ended December 31, 1997, the Company had revenues of $339,133 which represented a 14% decrease from $394,078 for the corresponding period of the prior fiscal year. The 1997 sales consisted of:

              6-month           6-month
             ended     % of    ended     % of    Change
             12/31/97  sales   12/31/96  sales   in sales   % Change
             --------  -----   --------  -----   --------   --------

 Emergency   $148,254    44%   $183,128    46%   ($34,874)    (19%)

 Respiratory $152,411    45%   $155,768    40%   ($  3,357)   (02%)

 Consulting  $  38,468   11%   $  55,182   14%   ($16,714)     (30%)
             ---------   ----  ---------   ----  ---------    ------
             $339,133    100%  $394,078    100%  ($54,945)    (14%)
             ========    ====  ========    ====  =========    ======

 This decrease in sales was due to the Company's decision to market the EDNet32 Windows system in lieu of continuing aggressive marketing of the DOS product, lack of follow-on Respiratory sales and fewer RCMS customers. Also, the effect of the consulting group working on the ENDet32 project resulted in lower consulting revenues.

 Cost of revenues declined 53% to $138,896 for the six-month period ended December 31, 1997 from $297,588 for the corresponding period of the prior fiscal year. The primary reason for the decrease reflected the Company's decision to write-off its capitalized software over the final 9 months of fiscal 1997 whereas no write-off was taken in the current year. This amounted to an increased charge of $56,151. The remainder of this increase is due to the relatively stable cost of supporting customers, which is dependent upon a minimum staff.

 Selling, general, and administrative costs decreased 47% to $132,142 for the six-month period ended December 31, 1997 from $249,528 for the corresponding period of the previous fiscal year. This coincides with a reduction of personnel in the marketing of the Respiratory arena, the combination of the Chief Operating Officer position with the head of consulting, and reduced commissions and travel

 Software development costs decreased 25% to $107,669 for the six-month period ended December 31, 1997 from $144,096 for the corresponding period of the prior fiscal year. This is primarily the result of the completion major development phase of the EDNet 32 product, and of the fact that the Company has elected not to capitalize any of the development costs for EDNet 32.

 The Company incurred an operating loss of $41,295 for the six-month period ended December 31, 1997 compared with an operating loss of $298,392 for the corresponding period of the previous year. This is a direct result of an improving revenue performance and significant cost control.

 The Company's loss per share decreased to $(nil) as compared with $(.02) for the corresponding period of the previous year.

 Interest expense decreased to $2,008 for the six-month period ended December 31, 1997 from $2,302 for the corresponding period of the prior year as a result of converting the related debt to equity.


 Liquidity and Capital Resources
 -------------------------------
 The Company has suffered recurring losses from operations since fiscal year 1989, and as of December 31, 1997 had an accumulated deficit of $5,147,883.
  The operating losses are due in part to significant decreases in revenues in fiscal years 1995, 1994 and 1993 as the Company redeveloped and updated its respiratory product and also as a result of the Company's expensing $546,884 of excess purchase price related to the recent NMC and HCG acquisitions. Management believes that those arrangements were fair, and represent a valuable addition to the Company.

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

 At June 30, 1996, the Company had $40,000 in bridge financing. This was repaid from the Private Placement Offering.

 The Company's cash position decreased by $12,055 during the six month period ended December 31, 1997 to $15,283 as compared to $27,338 as of June 30, 1997. The Company had a working capital deficit of $505,641 as of December 31, 1997 as compared with a deficit of $469,775 as of June 30, 1997. Operating activities used $27,017 for the six month period ended December 31, 1997 as compared with using $212,014 for the corresponding period of the previous year. The principal sources of cash have been (i) proceeds from conversion of warrants of $81,054, and (ii) the $185,852 net raised in the above mentioned private placement. The Company has not capitalized software development costs during the six month period ended December 31, 1997. There were debt payments of $6,038 during the six month period ended December 31, 1997 as compared with $41,589 for the corresponding period of the previous year.

 While a significant portion of the current liabilities, approximately $159,810 is owed to present officers and/or directors, there can be no assurances that these officers/directors will not seek payment in the near term. In addition, it appears that certain directors and/or officers who recently resigned, may expand their amounts due with claims of penalties and for interest, the viability of such is contested by the Company.

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