Form 10QSB
period 1998-03-31
TENET INFORMATION SERVICES INC
filed 1999-01-15
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

     (Mark One)
     [ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  March 31, 1998

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


          Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          (1)  Yes_X__  No
          (2)  Yes  X      No___

          The Company had 18,833,717 shares of common stock outstanding at November 15, 1998

                           Tenet Information Services, Inc.

                                   TABLE OF CONTENTS


    PART I  FINANCIAL INFORMATION


    Item 1. Financial Statements (Unaudited)

            Condensed consolidated balance sheet as of March 31, 1998     1

            Condensed consolidated statements of operations for the
            three months and nine months ended March 31, 1998 and 1997    3

            Condensed consolidated statements of cash flows for the
            nine months ended March 31, 1998 and 1997                     5

            Notes to condensed consolidated financial statements          7


    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                10


    PART II OTHER INFORMATION

    Item 1. Litigation                                                   15
    Item 2. Changes in Securities                                        15
    Item 3. Defaults Upon Senior Securities                              15
    Item 4. Submission of Matters to a Vote of Security Holders          15
    Item 5. Other Information                                            15
    Item 6. Exhibits and Reports on Form 8-K                             15

    SIGNATURES                                                           16

                            PART I - FINANCIAL INFORMATION

  ITEM I - Financial Statements

                    TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                      (Unaudited)

                                        ASSETS


                                                            March 31, 1998
                                                            --------------
          CURRENT ASSETS:
            Cash                                                $   19,268
            Accounts receivable, net of allowance for
             doubtful accounts of $7,500                            85,782
                                                                ----------
              Total current assets                                 105,050
                                                                ----------

          FURNITURE, FIXTURES AND EQUIPMENT                        119,302
            Less accumulated depreciation and
             amortization                                         (111,377)
                                                                ----------
                                                                     7,925
                                                                ----------
          OTHER ASSETS, net                                          1,425
                                                                ----------
                                                                $  114,400
                                                                ==========


      The accompanying notes are an integral part of this balance sheet.

                    TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                      (Unaudited)


                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                                            March 31, 1998
                                                            --------------
          CURRENT LIABILITIES:
            Note Payable                                        $   38,422
            Accounts payable                                       152,720
            Accrued salaries and benefits                           56,074
            Amounts due to related parties                          41,305
            Deferred revenue                                       161,759
                                                                ----------
              Total current liabilities                            450,280
                                                                ----------

          SHAREHOLDERS' EQUITY:
            Common stock, $.001 par value;
             100,000,000 shares authorized;
             18,665,222 shares outstanding                          18,829
            Additional paid-in capital                           4,829,383
            Warrants outstanding                                     7,987
            Accumulated deficit                                 (5,192,079)
                                                                ----------
              Total shareholders' equity                          (335,880)
                                                                ----------
                                                                $  114,400
                                                                ==========

    The accompanying notes are an integral part of this balance sheet.

                    TENET INFORMATION SERVICES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                 For the Three Months Ended
                                                          March 31,
                                                   -----------------------
                                                      1998        1997
                                                   ----------   ----------

          REVENUES                                 $   153,89   $  152,864
                                                   ----------   ----------
          COSTS AND EXPENSES:
            Cost of revenues                           68,908      111,835
            Selling, general and administrative        65,429       92,925
            Software development                       56,247       41,395
                                                   ----------   ----------
                                                      190,584      246,155
                                                   ----------   ----------
          LOSS FROM OPERATIONS                        (36,692)     (93,291)
                                                   ----------   ----------
          OTHER INCOME (EXPENSE):
            Interest expense                          (17,641)      (1,376)
            Interest income                               154            1
                                                   ----------   ----------

            Other expense, net                        (17,487)      (1,375)
                                                   ----------   ----------
          Extraordinary Item - Net of 0 Tax Effect
            Gain on extinguishment of debt              9,933           -

          NET LOSS                                 $  (44,246)  $  (94,666)
                                                   ==========   ==========

          NET LOSS PER COMMON SHARE                $     (.00)  $     (.01)
                                                   ==========   ==========

          WEIGHTED AVERAGE COMMON
            SHARES OUTSTANDING                     13,729,253   13,018,505
                                                   ==========   ==========

        The accompanying notes are an integral part of these statements.

                    TENET INFORMATION SERVICES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                  For the Nine Months Ended
                                                          March 31,
                                                   -----------------------
                                                      1998         1997
                                                   ----------   ----------
    REVENUES                                       $  493,025   $  546,942
                                                   ----------   ----------

    COSTS AND EXPENSES:
       Cost of revenues                               207,804      409,417
       Selling, general and administrative            197,571      342,453
       Software development                           163,916      185,491
                                                   ----------   ----------
                                                      569,291      937,361
                                                   ----------   ----------
    LOSS FROM OPERATIONS                              (76,266)    (390,419)
                                                   ----------   ----------
    OTHER INCOME (EXPENSE):
       Write-off of excess purchase price                  -            -
       Interest expense                               (19,649)      (3,678)
       Interest income                                    441        1,039
                                                   ----------   ----------
         Other expense, net                           (19,208)      (2,639)
                                                   ----------   ----------
    Net Loss Before Extraordinary Item                (95,474)    (393,058)
                                                   ----------   ----------
    Extraordinary Item - Net of 0 Tax Expense
      Gain on extinguishment of debt                    9,933           -

    NET LOSS                                       $  (85,541)  $ (393,058)
                                                   ==========   ==========

    NET LOSS PER COMMON SHARE                      $     (.00)  $     (.03)
                                                   ==========   ==========

    WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                            13,251,962   12,471,391
                                                   ==========   ==========

       The accompanying notes are an integral part of these statements.

                    TENET INFORMATION SERVICES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                  For the Nine Months Ended
                                                           March 31,
                                                   -----------------------
                                                      1998          1997
                                                   ----------   ----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                    $  (85,545)  $ (393,058)
       Adjustments to reconcile net
        loss to net cash (used in) provided
        by operating activities:
           Depreciation and amortization                8,144      142,530
           Stock issued for services & expenses        32,528           -
           Gain on extinguishment of debt              (9,933)          -
           (Increase) decrease in assets, net
            of effect of acquisitions:
               Accounts receivable, net               (35,788)      (2,083)
               Inventories                                 -         3,220
               Contracts receivable                        -        20,829
           Increase (decrease) in liabilities,
            net of effect of acquisitions:
               Accounts payable                        24,907      (46,829)
               Accrued expenses and interest           12,580           -
               Accrued salaries and benefits              546      (49,398)
               Amounts due to related parties              -         9,106
               Deferred revenue                        30,347       93,590
                                                   ----------   ----------
           Net cash (used in) provided by
            operating activities                      (22,210)    (222,093)
                                                   ----------   ----------
    CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash acquired in acquisition                        -            -
       Additions to deferred software costs
       Acquisition of furniture, fixtures and
        equipment                                          -            -
                                                   ----------   ----------
           Net cash used in investing activities           -            -
                                                   ==========   ==========

         The accompanying notes are an integral part of these statements.

                    TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS (Continued)

                                      (Unaudited)


                                                  For the Nine Months Ended
                                                           March 31,
                                                   -----------------------
                                                      1998          1997
                                                   ----------   ----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of long
        Term debt                                  $   29,306   $       -
       Conversion of warrants, net                         -        81,504
       Principal payments on long-term debt           (27,445)     (40,668)
       Sale of common stock,
        net of offering costs                          12,278           -
                                                   ----------   ----------
           Net cash provided by financing
            activities                                 14,140       40,836
                                                   ----------   ----------
    NET INCREASE (DECREASE) IN CASH                    (8,070)    (181,257)

    CASH, at beginning of period                       27,338      209,589
                                                   ----------   ----------
    CASH, at end of period                         $   19,268   $   28,332
                                                   ==========   ==========

    Supplemental disclosure of cash flow information:

       Cash paid during the period for interest    $      488   $    8,208
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

In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 1998 and the results of its operations and its cash flows for three and nine months ended March 31, 1998 and 1997 respectively. The results of operations for the three and nine-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 1998.

(2)  Net Loss Per Common Share

Net loss per common share for the three and six months ended March 31, 1998 and 1997 are based on the weighted average number of common shares outstanding during the periods. Warrants and options outstanding have not been included in the computations since any assumption of conversion would have an antidilutive effect thereby decreasing the net loss per common share.

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

On February 20, 1998 the board of directors authorized a reduction of the exercise price on all outstanding warrants and options to $0.03 per share contingent upon exercise by March 20, 1998. A total of 1,164,286 options and 2,578,342 warrants were exercised. As a result, the Company received cash of $17,321 and extinguished debt of $94,961 held by the option and warrant holders. In addition, the company converted $62,174 of debt into 2,074,496 shares of common stock.

Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

General
----------
This discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K(sb) for the fiscal year ended June 30, 1997.

The Company's is engaged in developing and servicing data processing information products used in hospitals. The Company's two main products are an emergency department computer system known as EDNet and a respiratory care computer system known as RCMS. The Company also has a consulting group which conducts efficiency studies in various hospital situations, as well as customizes software solutions to specific hospital requirements.

As a result of the Company's decision to focus its limited time and monetary resources towards the development of an Emergency Department Windows product, the EDNet System has become the Company's basic line.

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

These cost reductions (resignations above) resulted in lower SG&A expenses and a decrease in consulting revenues of the Company as the efforts of those involved with consulting have been more focused on EDNet 32. Also, pending consulting contracts have not materialized. The Company is concerned about the reduced level of consulting revenues and is considering marketing alternatives.

As of March 31, 1998, the Company had sold or leased its RCMS product to four hospitals and its RCMS/X product to two hospitals at various locations throughout the United States. Generally, the Company's customers purchase the computer hardware from the Company, lease the Company's software and enter into a service contract for the lease period. The Company at this time is not actively marketing the RCMS/X product, and there is at present no development program ongoing.

As of March 31, 1997, the Company had installed its EDNet product in 26 emergency department sites. Two sites have upgraded to EDNet 32 Windows version. All sites have annual maintenance contracts for continued support and updates. It is anticipated that a vast majority, if not all of these sites, will renew this maintenance on an annual basis. As of March 31, 1998, the Company was in the process of installing EDNet at one additional site.


Results of Operations
--------------------------
For the three months ended March 31, 1998 compared with the three months ended March 31, 1997.

During the three-month period ended March 31, 1998, the Company had revenues of $153,892 which represented a 1 percent increase from $152,864 for the corresponding period of the prior fiscal year. The 1998 sales consisted of

             3-month           3-month
            ended     % of    ended     % of    Change in  % Change
            3/31/98   sales   3/31/97   sales   sales       of sales
            --------   -----  --------  ------  ---------  ----------

Emergency   $  80,753   52%   $ 49,978    33%    $ 30,775      62%

Respiratory $  69,362   45%   $ 78,552    51%   ($  9,190)    (12%)

Consulting  $   3,777   02%   $ 24,333    16%   ($ 20,556)    (84%)
            ---------  ----   --------   ----   ---------     -----
            $ 153,892  100%   $152,863   100%   ($186,176)     01%
            =========  ====   ========   =====  ==========    ====


This modest sales increase was due to increased emergency department revenues which offset declines in respiratory and consulting revenues.

Cost of revenues decreased 38% to $68,908 for the three-month period ended March 31, 1998 from $111,835 for the corresponding period of the prior fiscal year. This is consistent with the decline in consulting and respiratory revenues.

Selling, general, and administrative costs decreased 30% to $65,429 for the three-month period ended March 31, 1998 from $92,925 for the corresponding period of the previous fiscal year. This coincides with a reduction of personnel in the marketing of the Respiratory arena, the combination of the Chief Operating Officer position with the head of consulting, and reduced commissions and travel.

Software development costs increased 36% to $56,247 for the three-month period ended March 31, 1998 from $41,395 for the corresponding period of the prior fiscal year. This is primarily the result of the continuing development of the emergency department Windows product, and of the fact that the Company has elected not to capitalize any of the development costs for EDNet32.

The Company incurred an loss of $44,246 for the three-month period ended March 31, 1998 compared with an operating loss of $94,666 for the corresponding period of the previous year. This is a direct result of lack of sales and orders for the Company's products.

The Company's loss per share decreased to $(.00) as compared with $(.0l) for the corresponding period of the previous year.

Interest expense increased to $17,641 for the three-month period ended March 31, 1998 from $1,376 for the corresponding period of the prior year as a result of converting the related debt to equity.

For the nine months ended March 31, 1998 compared with the nine months ended March 31, 1997.

During the nine month period ended March 31, 1998 the Company had revenues of $493,025 which represents a decrease of 10% from the corresponding period of the prior fiscal year. This decrease in sales was due to the Company's decision to market the EDNet32 system in lieu of continuing aggressive marketing of the DOS product, lack of follow-on Respiratory sales and fewer RCMS customers. Also, the effect of the consulting group working on the ENDet32 project, as well as delays in anticipated contracts, resulted in lower consulting revenues.

             9-month           9-month
            ended     % of    ended     % of    Change in
            3/31/97   sales   3/31/96   sales   sales      % Change
            -------   ------  -------   ------  ---------  --------

Emergency   $ 229,007    46%   $233,106    46%   $( 4,099)    (02%)

Respiratory $ 221,773    45%   $234,320    40%   $(12,543)    (05%)

Consulting  $  42,245    09%   $ 79,516    14%   $(37,274)    (47%)
            ---------  -----   --------    ----  ---------    -----
            $ 493,025   100%   $546,942   100%   $(53,917)    (10%)

Cost of revenues decreased 49% to $207,804 for the nine-month period ended March 31, 1998 from $409,417 for the corresponding period of the prior fiscal year. The primary reason for the decrease was the Company decision to write-off its capitalized software over the final 9 months of fiscal 1997. This amounted to an increased charge of $112,300.

Selling, general, and administrative costs decreased 42% to $197,571 for the nine-month period ended March 31, 1998 from $342,453 for the corresponding period of the previous fiscal year. This coincides with a reduction of personnel in the marketing of the Respiratory arena, the combination of the Chief Operating Officer position with the head of consulting, and reduced commissions and travel

Software development costs decreased 12% to $163,916 for the nine-month period ended March 31, 1998 from $185,491 for the corresponding period of the prior fiscal year. This is primarily the result of the Company's winding down of the development of the emergency department Windows product, and of the fact that the Company has elected not to capitalize any of the development costs for EDNet 32.

The Company incurred an loss of $85,541 for the nine-month period ended March 31, 1998 compared with an operating loss of $393,058 for the corresponding period of the previous year. This is a result of the Company's the write-off of capitalized software and the decision not to capitalize the development work on the EDNet 32 system.

Interest expense increased to $19,649 for the nine-month period ended March 31, 1998 from $3,678 for the corresponding period of the prior year as a result of the lack of sufficient working capital to make payments in a timely manner to suppliers, consultants and employees.

Liquidity and Capital Resources
-------------------------------
The Company has suffered recurring losses from operations since fiscal year 1989, and as of March 31, 1998 had an accumulated deficit of $5,192,079.
The operating losses are due in part to significant decreases in revenues in fiscal years 1995, 1994 and 1993 as the Company redeveloped and updated its respiratory product and also as a result of the Company's expensing $546,884 of excess purchase price related to the recent NMC and HCG acquisitions. Management believes that those arrangements were fair, and represent a valuable addition to the Company.

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

At June 30, 1996, the Company had $40,000 in bridge financing. This was repaid from the Private Placement Offering.

The Company's cash position decreased by $8,070 during the nine month period ended March 31, 1998 to $19,268 as compared to $27,338 as of June 30, 1997. The Company had a working capital deficit of $345,230 as of March 31, 1998 as compared with a deficit of $469,775 as of June 30, 1997. Operating activities used $22,210 for the nine month period ended March 31, 1998 as compared with using $222,093 for the corresponding period of the previous year. The principal sources of cash have been (i) proceeds from conversion of warrants of $12,278 from March 20, 1998, (ii) proceeds from conversion of warrants of $81,504 from September 1996, and (iii) the $185,852 net raised in the above mentioned private placement. The Company has not capitalize software development costs during the nine month period ended March 31, 1998. There were debt payments of $27,445 during the nine month period ended March 31, 1998 as compared with $40,668 for the corresponding period of the previous year.

While a portion of the Company's current liabilities (approximately 11% or $51,238), is owed to present officers and/or directors. There can be no assurances that these officers and/or directors will not seek payment in the near term.

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


Dated:  January 14, 1999          TENET INFORMATION
                                  SERVICES, INC.



                                  /s/ Jerald L. Nelson,
                                  ----------------------------------------
                                  Jerald L. Nelson,
                                  Chairman of the Board of Directors