Form 10KSB
period 1998-06-30
TENET INFORMATION SERVICES INC
filed 1999-02-09
CIK 845696

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

                         For the fiscal year ended June 30, 1998

                       [   ] TRANSITION REPORT PURSUANT TO
                       SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF
                       1934 (No Fee Required)

                            For the transition period from
                             ____________ to _____________

                              Commission File No. 0-18113


                           TENET INFORMATION SERVICES, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                           UTAH                      87-0405405
              -------------------------------------------------------
              (State or other jurisdiction        (I.R.S. Employer
              of incorporation or organization)   Identification No.)

                            4885 South 900 East #107
                            Salt Lake City, Utah             84117
              -------------------------------------------------------
                  (Address of principal executive office)  (Zip Code)

        Registrant's telephone number, including area code (801) 268-3480


          __________________________________________________________

          Securities Registered Pursuant to Section 12 (g) of the Act:

                       Common Stock
                       (Title of Class)

                       Indicate by check mark whether the
                       registrant (1) has filed all reports
                       required to be filed by Section 13 or
                       15(d) of the Securities and Exchange Act
                       of 1934 during the preceding 12 months (or
                       for such shorter period that the
                       registrant was required to file such
                       reports), and (2) has been subject to such
                       filing requirements for the past 90 days.
                       (1)  Yes____  No_X__   (2)  Yes  X  No___

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

                       The number of shares outstanding of the
                       Registrant's Common Stock as of November
                       30, 1998 was 18,833,717.

                              TABLE OF CONTENTS


                                                                     Page #

     PART I

         Item 1   Business                                              2
         Item 2   Properties                                           13
         Item 3   Legal Proceedings                                    13
         Item 4   Submission of Matters to a Vote of Security Holders  13


     PART II

         Item 5   Market for the Registrant's Common Equity
                   and Related Stockholder Matters                     13

         Item 6   Selected Financial Data                              14

         Item 7   Management's Discussion and Analysis of Financial
                   Condition and Results of Operation                  15

         Item 8   Financial Statements                                 21

         Item 9   Changes In and Disagreements with Accountants on
                    Accounting and Financial Disclosure                22


     PART III

         Item 10  Directors, Executive Officers, Promoters and
                   Control Persons of the Registrant: Compliance
                   with Section 16(a) of the Exchange Act              22

         Item 11  Executive Compensation                               25

         Item 12  Security Ownership of Certain Beneficial
                   Owners and Management                               27

         Item 13  Certain Relationships and Related Transactions       28


     PART IV

         Item 14  Exhibits and Reports on Form 8-K                    29

                  (a) List of Financial Statements, Schedules
                       and Exhibits                                   29
                  (b) Reports on Form 8-K                             29
                  (c) Exhibits                                        29

     SIGNATURES                                                       31

     SUPPLEMENTAL INFORMATION                                         32

     EXHIBITS                                                   Attached



     ITEM 1:   BUSINESS

     General
     -------
     In 1978, Telemed Cardio Pulmonary Systems ("Telemed") purchased a pulmonary testing business based in Salt Lake City, Utah.
     Telemed's business was developed from research performed at the University of Utah on computer applications in medical data processing. Telemed later became a division of Becton Dickinson & Co. ("Becton"), a conglomerate of companies dealing primarily in disposable medical supplies. Telemed's primary focus was in developing and marketing diagnostic computer systems used in pulmonary testing and analysis.

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

     By 1988, annual revenue had grown to $2.4 million and the Company completed an initial public offering of its common stock through Schneider Securities in 1989. By September 15, 1989, 23 hospitals were using the Company's respiratory care management systems (then referred to as "RCMS") and the Company employed 23 full and part-time employees.

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

    International Healthcare Consulting Group Acquisition HCG Acquisition
    ---------------------------------------------------------------------
    Effective September 5, 1995, the Company acquired certain assets of The International HealthCare Consulting Group
    ("HCG"). The assets acquired included certain accounts receivable, equipment, software products and other intangible assets. In exchange for the assets acquired, the Company agreed to issue 50,000 shares of its common stock and assume
    $30,000 of debt.
    In connection with the assets purchased, the Company also entered into three-year employment agreements with HCG's two principal shareholders and consultants and agreed to issue certain warrants to purchase common stock and to grant certain options to purchase common stock based on future performance.

    HCG provides healthcare institutions, mainly hospitals, with professional high-quality, cost effective, consulting services, which produce a more efficient, lower cost care delivery model while maintaining the highest quality of care standards.
    Consulting services are provided in the following areas:

     .   Nurse Staffing and Patient Classification
     .   Cost Benefit Analysis for Computerized Patient Records (CPR)
     .   Productivity
     .   Cost Accounting
     .   Operations Assessment
     .   Modeling and Simulation

    National Microcomputer Corporation Merger
    -----------------------------------------
    On September 29, 1995, the Company and National MicroComputer Corporation ("NMC") approved the terms of an Agreement and Plan of Reorganization (the "Agreement") pursuant to which NMC was merged with and into Tenet Merger Subsidiary, Inc., a wholly owned subsidiary of the Company incorporated for the purpose of effecting the merger. NMC develops and markets an integrated information management/patient tracking system designed specifically for use in emergency departments.

    Emergency Department Network System
    -----------------------------------
    Dr. Richard Gwinn, an emergency medicine professional, founded NMC in California in 1979. NMC originated the concept of a computerized patient tracking and information management system dedicated to emergency department operations. The Emergency Department Network ("EDNet") was first developed in 1989. Early versions ran on highly proprietary hardware and software with limited flexibility and functionality.

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

    EDNet is currently in its fifth release, (EDNet 32) as a Windows 95/NT compliant product. Recent enhancements include discharge aftercare instructions database, a user-sortable patient tracking display and the development of triage assessment protocols, auto faxing, and auto paging. EDNet 32 for Windows was released in the spring of 1998.

    System Architecture - EDNet32 is written in Borland C++ Builder using the Borland Database Engine. All permanent databases and most control files use Paradox level 7 tables. Files are compatible with either Borland Paradox 7 or Corel Paradox 8. EDNet32 is supplied complete with all necessary licenses. EDNet 32 runs under Microsoft Windows 95 or later along with other applications. The system can be tied to multiple data bases such as Oracle, Sybase, Informix, Sequel Server and Paradox.

    Hardware - EDNet32 Version 5.x runs on a standard Novell network (3.11 or better) or Microsoft NT Server with Windows 95 or later workstations.
     The Company recommends a Pentium-based server with at least 2 GB of disk storage capacity. The server should be equipped with mirrored drives for data security. Optical disk or tape drives are recommended for backup and archive storage. The server should be supported by an Intelligent uninterruptible power supply (UPS). The server must be suitable for use with Novell Network, v.4.1. Network communications hardware (Ethernet, Token Ring, 10BaseT) should be certified by Novell. The Company supplies a fully licensed copy of Paradox 7.0 with every EDNet system.

    Individual workstations should be Pentium II's or better, with at least
    16MB of RAM.   Workstations must fully support VGA color graphics.
    Stations should have Windows installed. In addition to the appropriate number of end-user workstations, Tenet recommends a dedicated station for remote access communication and a dedicated station for interfaces from the hospital-wide information system. A 56K baud modem is required. PC Anywhere should be installed on the communications station.

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

    EDNet provides color coded status screens for designated emergency department areas such as Triage, Registration, Treatment1, Treatment2, Trauma, Pediatrics, Major Medical, Fast Track, Holding, Out in the Hall, etc. During system configuration customers determine how to designate emergency department areas on their EDNet System.

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

    Data tables are established during system configuration. Typically menus list physicians, drug category, formulary, quantity, dosage, frequency and special instructions. Password security can be applied. Charges for each medication may be indicated if desired. Data tables can be updated easily by emergency department managers, information services personnel or by the Tenet support staff, using remote access capability.

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

    Discharge Functions - EDNet aftercare instructions are selected from a database of more than 1,000 aftercare instructions and are printed individually for each patient. Instructions are available in both English and Spanish. English instructions may be selected for either a fifth grade reading level or a ninth grade reading level.

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

    EDNet contains an open, relational database configured to create a variety of standard and recurring reports and available for ad hoc inquiries as well. EDNet will generate and recall logs, routinely run statistical and comparative analyses and with the recently added Crystal Reports feature, display graphical reports to answer management questions without paging through charts and medical records. Virtually any type of report desired can be constructed from the standard report writing menus or by using the ad hoc report writing capability of the databases.

    Other Features of the latest version, EDNet32 include auto faxing, auto paging, industrial medicine components, forms management and the like.

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

    Marketing
    ---------
    The vice-president of Sales conducts the Company's sales and marketing. For the current fiscal year, the position of Vice President sales is vacant and is being filled by the President of the Company. The thrust of the marketing effort has been through advertising , exhibits at emergency department oriented shows and particularly through referrals from existing clients. The company services clients nationwide but is especially strong in the western United States.

    As of November 30, 1998, the Company had sold its EDNet product to 27 emergency department and urgent care sites. These sites have annual maintenance contracts for continued support and updates. It is anticipated that a vast majority, if not all of these sites, will renew this maintenance on an annual basis. As of November 30, 1998 the Company was in the process of installing EDNet32 upgrade at three additional sites. The Company has installed its new Windows 32 product at 4 sites and has received deposits from an additional 7 current users for upgrade in the 1999 fiscal year.

    The Consulting division provides consulting support to major hospitals throughout the country. These services consist primarily of cost benefit evaluations, patient classification for nursing, and productivity management for all other departments. Consulting services are charged on a negotiated fee basis. As of November 30, 1998 the Company was providing consulting services to four hospitals.

    As of November 30, 1998, the Company had sold or leased its RCMS product to two hospitals and its RCMS/X product to two hospitals at various locations throughout the United States. Generally, the Company's customers purchase the computer hardware from the Company, lease the Company's software and enter into a service contract for the lease period. The Company at this time is not actively marketing the RCMS/X product, and there is no present development program ongoing.

    EDNet 32 Product Development

    Development efforts are focused on the enhancement of the EDNet 32 product. Research is being conducted on the integration of nursing and physician documentation. Voice recognition and radio frequency are being investigated as possible product enhancements. An inpatient nursing application, building upon existing EDNet 32 software, is being developed in conjunction with a major consulting client.

    Protection of Proprietary Rights

    The Company holds a registered trademark on the name "TRANSIT" and "Intellichart". In addition, the Company expects to seek certain patent, trademark and/or copyright protection in the further development of its new products, if appropriate. The Company has entered into non-disclosure agreements with employees, consultants and customers to protect its proprietary technology.

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

    In February 1996, the Company authorized a private placement of its common stock with a minimum of $201,000 and a maximum of $600,000 to be raised on a best efforts basis by Schneider Securities Inc. This offering consists of a minimum of 670,000 units and a maximum of 2,000,000 units priced at $.30 per unit. Each unit consists of (i) one share of common stock and (ii) a warrant to purchase an additional share at $.25 per share if exercised within one year of the placement closing and $.42 afterward until the termination date three years after the placement closing.

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

    Warrant, Option, and Debt Conversions

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

    On February 20, 1998 the Company's board of directors authorized a reduction in exercise price on all outstanding Class A, B, C & D Warrants and options to $.03/share contingent upon exercise by March 20, 1998. The original exercise prices ranged from $.05 to $.42 per share. A total of 2,578,430 warrants and 1,164,286 options were exercised. As a result of the exercise, the Company received cash of $17,321 and extinguished $94,961 of debt held by the option and warrant holders. In addition, the Company converted $62,174 of debt into 2,072,496 shares of common stock.

    Employees

    At November 30, 1998, the Company employed eight full-time employees, two part-time employees and several independent service contractors. The number of employees and their responsibilities are as follows: two professional, five technical, one administrative.

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

    The Company had developed its Windows version of the emergency room system (EDNet 32) to run under Windows95 or Windows NT, tied to multiple databses such as Informix, Oracle, Sybase, Sequel Server and Paradox.

    Year 2000

    The Company does not anticipate incurring any substantial expenses to modify its software or operations to adjust for the year 2000.


    ITEM 2:    PROPERTIES

    The Company's headquarters and operational facilities are located in Salt Lake City, Utah. The Company leases approximately 3,490 square feet of office space at a cost $4,050 per month. This is pursuant to a lease which expires on November 15, 2000.


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

    Just prior to its suspension from NASDAQ on November 1, 1991, the reported closing bid and asked prices of the Company's Common Stock were $.03125 and $.0625, respectively. In 1996 limited public trading of the Company's Common Stock resumed with price quotations available on the over the counter "bulletin board". During fiscal year ended June 30, 1998 a limited number of shares traded on the bulletin board market at a price range of $0.05 to $0.10 (bid). The number of shareholders of record for the Company's Common Stock as of November 30, 1998 was 334 which includes depositories and broker/dealers who hold shares of Common Stock in "nominee" or "street" names.


    ITEM 6:    SELECTED FINANCIAL DATA

    The selected financial data as of and for each of the fiscal years ended June 30, 1994 through 1996 has been derived from the Company's financial statements which have been audited by Arthur Andersen, LLP, independent public accountants. Financial Data for fiscal years ended June 30, 1997 and 1998 has been derived from the Company's financial statements which have been audited by Hansen Barnett & Maxwell, independent public accountants. The following selected financial data should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this Form 10-KSB.


    Statement of Operations Data
    ----------------------------
                                        Year Ended June 30,
                           ------------------------------------------------
                                (In thousands, except per share amounts)
                             1998      1997      1996      1995     1994
                           --------  --------  --------  --------  --------
    Revenues               $    676  $   757   $  1,054  $    369  $    392
    Loss from operations        (48)    (431)      (571)     (319)     (356)
    Net loss                    (41)    (435)    (1,132)     (335)     (375)
    Net loss per common
      share                    (.00)    (.03)      (.11)     (.07)     (.09)


    Balance Sheet Data
    ------------------
                                            As of June 30,
                           ------------------------------------------------
                             1998      1997      1996      1995      1994
                           --------  --------  --------  --------  --------
                                            (In thousands)
    Working capital
     (deficit)             $   (292) $   (470) $  (319)  $    (60) $    164
    Total assets                101        95      573        406       570
    Long-term obligations        -         -         4         11       195
    Stockholders' equity
     (deficit)                 (286)     (453)    (106)       172       180


    ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

    General
    -------

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

    Effective March 21, 1997, the Vice president of Marketing resigned on a mutually accepted basis. While this resignation initially reduced the number of potential sales leads for the Company, the President of the company took over the sales function. Sales activity is strong and sales leads are recovering.

    On July 10, 1996, Fred J. Anderson resigned as Chairman of the Board of Directors but continued as the company's chief financial officer and remained a board member. On December 31, 1997 Fred J. Anderson resigned as Director, Treasurer and Secretary to pursue other interests.

    The above resignations resulted in lower SG&A expenses and a decrease in consulting revenues of the company as the efforts of those involved with consulting have been focused on EDNet32. The Company is concerned about the reduced level of consulting revenues and is considering marketing alternatives.

    As of June 30, 1998, the Company had sold or leased its RCMS product to two hospitals and its RCMS/X product to two hospitals at various locations throughout the United States. Generally, the Company's customers purchase the computer hardware from the Company, lease the Company's software and enter into a service contract for the lease period. The Company at this time is not actively marketing the RCMS/X product, and there is no present development program ongoing.

    As of June 30, 1998, the Company had installed its EDNet product to 26 emergency department sites. These sites have annual maintenance contracts for continued support and updates. It is anticipated that a vast majority, if not all of these sites, will renew this maintenance on an annual basis. As of June 30, 1998, the Company was in the process of installing EDNet32 upgrade at three additional sites and had firm orders from seven existing clients for upgrades to EDNet32.

    On October 24, 1998 the Company signed a consulting contract with a client in the Southwest to develop and install Intellichart(R), an inpatient nursing product.

    Results of Operations
    ---------------------

    Fiscal 1998 Compared with Fiscal 1997

    During fiscal year 1998, the Company had revenues of $676,403, which represented a decrease of $80,854 (11%) from $757,257 for the prior fiscal year. The following table presents the components of revenues for fiscal 1998 and 1997.

                                           ACTUAL
                      --------------------------------------------------
    REVENUES            FY 98        FY 97       Increase      Percent
                                                (Decrease)    Increase
                                                             (Decrease)
                      ----------   ----------   ----------   ----------
    EDNet             $  313,090   $  359,638   $  (46,548)       (13%)
    RCMS                 277,580      309,395      (31,815)       (10%)
    Consulting            85,733       88,224       (2,491)       (03%)
                      ----------   ----------   ----------   ---------
    Total             $  676,403   $  757,257   $  (80,854)       (11%)
                      ==========   ==========   ==========   ==========

    The following table details cost of revenue by product, comparing the prior fiscal year as shown on financials.

                                                              Increase
                                     1998         1997       (Decrease)
                                   ----------   ----------   ----------
    Ednet System and RCMS &
      RCMS/X systems               $  189,128   $  203,985   $  (14,857)
    Consulting                         89,759      116,518      (26,759)
    Amortization & Writedown
      of Deferred Software Costs           -       180,637     (180,637)
                                   ----------   ----------   ----------
    Total                          $  278,887   $  501,140   $ (222,253)
                                   ==========   ==========   ==========

    Cost of revenues decreased by $222,253 (44%) to $278,887 for fiscal year 1998 compared with $501,140 for the previous fiscal year. Cost of revenues related to the EDNet System and Respiratory System for fiscal year 1998 were $189,128, with a gross margin of 68%. This compares to cost of revenues of $203,985 with a gross margin of 70% for the prior twelve month period.

    Amortization and write-downs of deferred software costs were 0 for fiscal year 1998 compared with $180,637 for the previous fiscal year. Consulting cost of revenue decreased by 57% to $89,759 for fiscal year 1998 from $116,518 for the fiscal year 1997.

    Selling, general and administrative expenses decreased by $218,352, or 47%, to $244,228 for fiscal year 1998 compared with $462,580 for the previous fiscal year. Software development expenses decreased by $23,628 or 11%, to $201,293 for fiscal year 1998 from $224,921 for fiscal 1997. This is the result of fewer administrative personnel, and the use of outside contractors to finish the development of EDNet 32.

    Net interest expense increased to $19,959 for fiscal year 1998 compared with $3,785 for fiscal year 1997. This is the result of the conversion of debt and accumulated interest expense converted into equity.

    As a result of the above factors, the net loss from operations decreased to $48,005 for fiscal year 1998 compared with a loss of $431,384 for fiscal year 1997.

    Net loss decreased to $40,556 or $.00 loss per share for fiscal year 1998 compared with loss of $435,169 or $.03 loss per share for fiscal year 1997.

    Fiscal 1997 Compared with Fiscal 1996

    During fiscal year 1997, the Company had revenues of $757,257 which represented a decrease of $297,196 (37%) from $1,054,453 for the prior fiscal year. The following table presents the components of revenues for fiscal 1997 and 1996.


      REVENUES             FY 97        FY 96       Increase     Percent
                                                                 Increase
                                                   (Decrease)   (Decrease)
    --------------       ----------   ----------   ----------   ----------
    EDNet Systems        $  359,638   $  397,103   $  (37,465)        (9%)
    RCMS Systems            309,395      362,774      (53,339)       (15%)
    Consulting               88,224      294,576     (206,352)       (70%)
                         ----------   ----------   ----------   ----------
    Total                $  757,257   $1,054,453   $ (297,196)       (28%)
                         ==========   ==========   ==========   ==========

    The following table details cost of revenue by product, comparing the prior fiscal year as shown on financials.

                                                             Increase
                                      1997         1996     (Decrease)
                                    ---------    ---------   ---------
    EDNet System                    $  86,745    $  89,835   $  (3,040)
    RCMS Systems                      117,240      209,539     (92,294)
    Consulting                        116,518      194,101     (77,583)
    Amortization & Writedown
     of Deferred Software Costs       180,637       66,480     114,157
                                   ----------   ----------   ---------
    Total                          $  501,140   $  559,955   $ (58,815)
                                   ==========   ==========   =========

    Cost of revenues decreased by $58,815 (11%) to $501,140 for fiscal year 1997 compared with $559,955 for the previous fiscal year. Cost of revenues related to the EDNet System for fiscal year 1997 were $86,745, with a gross margin of 76%. This compares to cost of revenues of $89,835 with a gross margin of 77% for the prior twelve month period.

    Respiratory cost of revenues declined to $117,240 for fiscal year 1997 compared with $209,539 for the prior fiscal year as a result of a smaller installed base of systems to be maintained with a gross margin of 62%. This compares to Cost of revenues of $209,539 with a gross margin of 42% for the prior twelve month period. Amortization and write-downs of deferred software costs increased by $114,157, or 172% to $180,637 for fiscal year 1997 compared with $66,480 for the previous fiscal year. This is a result of the Company's review of remaining economic value and a writedown of its investment in deferred software of RCMS/X. Consulting cost decreased by 40% to $116,518 for fiscal year 1997 from $194,101 for the fiscal year 1996

    Selling, general and administrative expenses decreased by $353,475, or 43%, to $462,580 for fiscal year 1997 compared with $816,055 for the previous fiscal year. This is a result of decreased costs of marketing of $41,000, and decreased sales travel of $48,000. The following expenses decreased from the prior year; General and Administrative salaries and employee benefit cost $71,000, building lease, telephone, and outside services by $58,000, and legal and accounting by $32,000.

    Software development expenses decreased by $24,079 or 10%, to $224,921 for fiscal year 1997 from $249,000 for fiscal 1996. This is the result of fewer personnel assigned to the Emergency Department Windows product, and use of outside contractors.

    Interest expense decreased to $3,784 for fiscal year 1997 compared with $14,929 for fiscal year 1996. This is the result of lower interest rates and less interest bearing debt.

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

    Assets acquired at estimated fair value:
         Cash                          $   19,553
         Accounts receivable, net          88,946
         Other current assets              16,665
         Furniture and equipment            2,660
         Deferred software costs           47,913
                                       ----------
                                          175,737

    Liabilities assumed:
         Accounts payable                 (19,143)
         Accrued liabilities               (4,284)
         Deferred revenue                (215,194)
                                       ----------
                                         (238,621)

    Legal and accounting fees directly
      related to the acquisition         (27,000)
                                       ---------
    Value of common stock issued        (420,000)
                                       ---------
    Excess purchase price              $ 509,884
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

    As a result of the above factors, the net loss from operations decreased to $412,541 for fiscal year 1997 compared with a loss of $570,557 for fiscal year 1996.

    Net loss decreased to $416,325, or $(.03) loss per share for fiscal year 1997 compared with loss of $1,132,370, or $.11 loss per share for fiscal year 1996.


    Liquidity and Capital Resources
    -------------------------------

    The Company has suffered recurring losses from operations since fiscal year 1989, and as of June 30, 1998 had an accumulated deficit of $5,147,094. The operating losses are due in part to significant decreases in revenues in fiscal years 1997, 1996, 1995, 1994, 1993 and 1992 as the Company redeveloped and updated its emergency department and respiratory product and also as a result of the Company's expensing $546,884 of excess purchase price related to the recent NMC and HCG acquisitions. Management believes that those arrangements were fair, and represent a valuable addition to the Company.

    During the fiscal year ended June 30, 1996, the Company signed a letter of intent to raise an additional minimum of $201,000 in equity funding and is proceeding with a private placement of its common stock with a minimum of $201,000 and a maximum of $600,000 to be raised on a best efforts basis. This offering consisted of a minimum of 670,000 units and a maximum of 2,000,000 units priced at $.30 per unit. Each unit consisted of (i) one share of common stock and (ii) a warrant to purchase an additional share at $.25 per share if exercised within one year of the placement closing and $.42 afterward until the termination date three years after the placement closing. This offering closed on June 28, 1996 raising for the Company a net amount of $185,852.

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

    On February 20, 1998 the Company's board of directors authorized a reduction in exercise price on all outstanding Class A, B, C & D Warrants and options to $.03/share contingent upon exercise by March 20, 1998. The original exercise prices ranged from $.05 to $.42 per share. A total of 2,578,430 warrants and 1,164,286 options were exercised. As a result of the exercise, the Company received cash of $17,321 and extinguished $94,961 of debt held by the option and warrant holders. In addition, the Company converted $62,174 of debt into 2,072,496 of common stock.

    The Company's cash position decreased by $5,401 during the fiscal year ended June 30, 1998 to $21,937 as compared to $27,338 as of June 30, 1997. The Company had a working capital deficit of $292,487 as of June 30, 1998 as compared with a deficit of $469,775 as of June 30, 1997. Operating activities used $20,584 for the fiscal year ended June 30, 1998 as compared with using $210,540 for the corresponding period of the previous year. The principal sources of cash have been (i) proceeds from conversion of warrants of $17,321. There were debt payments of $31,445 during the fiscal year ended June 30, 1998 as compared with $42,139 for the corresponding period of the previous year.

    While a portion of the current liabilities, approximately $4,000, is owed to present officers and/or directors, there can be no assurances that these officers/directors will not seek payment in the near term.

    Inflation has not had a significant impact on the Company's operations.

    ITEM 8:    FINANCIAL STATEMENTS

             Index to Financial Statements


    Report of Independent Public Accountants                              F-1

    Balance Sheets as of June 30, 1998                                    F-2

    Statements of Operations for the Years Ended June 30, 1998 and 1997   F-3

    Statements of Shareholders' Equity for the Years Ended June 30,
    1998 and 1997                                                         F-4

    Statements of Cash Flows for the Years Ended June 30, 1998 and 1997   F-5

    Notes to Financial Statements                                         F-6

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



                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


    To the Board of Directors and the Stockholders
    Tenet Information Services, Inc.


    We have audited the accompanying consolidated balance sheet of Tenet Information Services, Inc. (a Utah corporation) and subsidiary as of June 30, 1998, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tenet Information Services, Inc. and subsidiary as of June 30, 1998, and the results of their operations and their cash flows for the years ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles.

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



                                                HANSEN, BARNETT & MAXWELL

    Salt Lake City, Utah
    September 22, 1998

                   TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET
                                    JUNE 30, 1998

                                        ASSETS

    Current Assets
      Cash                                                         $  21,937
      Accounts receivable, net of allowance for
        doubtful accounts of $7,500                                   72,181
                                                                   ---------
          Total Current Assets                                        94,118
                                                                   ---------
    Furniture, Fixtures and Equipment                                119,302
      Less: Accumulated depreciation                                (114,092)
                                                                   ---------
                                                                       5,210
                                                                   ---------
    Other Assets, Net                                                  1,425
                                                                   ---------
    Total Assets                                                   $ 100,753
                                                                   ---------
                        LIABILITIES AND SHAREHOLDERS' DEFICIT


    Current Liabilities
      Notes payable                                              $    31,185
      Accounts payable                                               103,251
      Accrued expenses                                                43,360
      Deferred revenue                                               163,197
      Payable to officers/shareholders                                41,305
      Related-party debt                                               4,307
                                                                 -----------
          Total Current Liabilities                                  386,605
                                                                 -----------
    Shareholders' Deficit
      Preferred stock, $0.01 par value; 1,000,000
         shares authorized, no shares issued                              -
      Common stock, $.001 par value; 100,000,000
         shares authorized, 18,833,717 shares issued                  18,834
      Additional paid-in capital                                   4,834,421
      Warrants outstanding                                             7,987
      Accumulated deficit                                         (5,147,094)
                                                                 -----------
          Total Shareholders' Deficit                               (285,852)
                                                                 -----------
    Total Liabilities and Shareholders' Deficit                  $   100,753
                                                                 ===========

    The accompanying notes are an integral part of these consolidated financial statements.

                   TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                                           1998        1997
                                                        ----------  ----------
    Revenues
     Software license fees and maintenance              $  590,670  $  669,033
     Consulting services                                    85,733      88,224
                                                        ----------  ----------
       Total Revenues                                      676,403     757,257
                                                        ----------  ----------
    Cost of Revenues
       Software license fees and maintenance               189,128     203,985
       Consulting services                                  89,759     116,518
       Amortization and write-downs of
        deferred software costs                                 -      180,637
                                                        ----------  ----------
       Total Cost of Revenues                              278,887     501,140
                                                        ----------  ----------
    Gross Profit                                           397,516     256,117

    Operating Expenses
     Selling, general and administrative                   244,228     462,580
     Software development                                  201,293     224,921
                                                        ----------  ----------
       Total Operating Expenses                            445,521     687,501
                                                        ----------  ----------
    Loss From Operations                                   (48,005)   (431,384)

    Other Income and Expense
     Interest income                                           757       1,385
     Interest expense                                      (20,716)     (5,170)
                                                        ----------  ----------
    Total Other Income and Expenses                        (19,959)     (3,785)
                                                        ----------  ----------
    Loss Before Extraordinary Item                         (67,964)   (435,169)

    Extraordinary Item - Forgiveness of Debt
      (Net of $0 Tax Benefit)                               27,408          -
                                                        ----------  ----------
    Net Loss                                            $  (40,556) $ (435,169)
                                                        ==========  ==========

    Basic and Diluted Loss Per Common Share             $    (0.00) $    (0.03)
                                                        ==========  ==========
    Weighted Average Number of Common
      Shares Outstanding                                14,643,578  12,747,444
                                                        ==========  ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                   TENET INFORMATION SERVICES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                      FOR THE YEARS ENDED JUNE 30, 1997 AND 1998

                                     Common Stock
                                 ----------------------
                                   Shares                Paid-In     Warrants    Accumulated    Common     Deferred
                                   Issued      Amount     Capital   Outstanding    Deficit      Stock    Compensation   Total
                                 ----------  ----------  ----------  ----------  -----------  ----------  ----------  ----------
    Balance, June 30, 1996       11,397,081  $   11,397  $4,418,568  $  143,221  $(4,671,369) $       -   $   (8,125) $ (106,308)

    Conversion of warrants
    to common stock at
    discounted rate               1,621,424       1,622     192,949    (113,500)          -           -           -       81,071

    Amortization of deferred
     compensation                        -           -           -           -            -           -        8,125       8,125

    Net loss                             -           -           -           -      (435,169)         -           -     (435,169)
                                 ----------  ----------  ----------  ----------  -----------  ----------  ----------  ----------

    Balance, June 30, 1997       13,018,505      13,019   4,611,517      29,721   (5,106,538)         -           -     (452,281)

    Conversion of options and
     warrants to common stock
     at discounted rate for
     cash and conversion of
     liabilities                  3,742,716       3,743     130,273     (21,734)          -           -           -      112,282

    Issuance of common stock
     to satisfy amounts owed      2,072,496       2,072      60,102          -            -           -           -       62,174

    Shares returned to Company   (1,084,286)     (1,084)      1,084          -            -           -           -           -

    Shares issued to employees
     as compensation and to
     third parties as
     interest expense             1,084,286       1,084      31,445          -            -           -           -       32,529

    Net loss                             -           -           -           -       (40,556)         -           -      (40,556)
                                 ----------  ----------  ----------  ----------  -----------  ----------  ----------  ----------

    Balance, June 30, 1998       18,833,717  $   18,834  $4,834,421  $    7,987  $(5,147,094) $       -   $       -   $ (285,852)
                                 ==========  ==========  ==========  ==========  ===========  ==========  ==========  ==========

    The accompanying notes are an integral part of these consolidated financial statements.

                                                 F-4

                   TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                                                           1998        1997
                                                        ---------   ----------
    Cash Flows From Operating Activities
      Net loss                                          $ (40,556)  $ (435,169)
      Adjustments to reconcile net loss to net
       cash provided by operating activities:
         Write-off of excess purchase price                    -            -
         Depreciation and amortization                     10,859       83,493
         Write-down of deferred software costs                 -       115,432
         Expenses related to the issuance of
           stock and stock options                         32,529        8,125
         Increase in allowances for doubtful accounts          -            -
         Gain on extinguishment of debt                   (27,408)          -
         Change in assets and liabilities, net of
           effects of acquisitions:
            Accounts and contracts receivable             (22,188)      92,440
            Inventories                                        -         5,000
            Other assets                                       -            -
            Accounts payable                               (7,087)     (26,573
            Accrued liabilities                             1,482      (55,809)
            Deferred revenue                               31,785        2,521
            Amounts due to related parties                     -            -
                                                        ---------   ----------

         Net Cash Used In Operating Activities            (20,584)    (210,540)
                                                        ---------   ----------
    Cash Flows From Investing Activities
      Acquisition of furniture, fixtures and equipment         -            -
                                                        ---------   ----------
    Net Cash Used In Investing Activities                      -            -
                                                        ---------   ----------
    Cash Flows From Financing Activities
      Proceeds from the sale of common stock and
       warrants to purchase common stock                   17,321       70,428
      Proceeds from borrowings                             29,307           -
      Principal payments on long-term debt                (31,445)     (42,139)

         Net Cash Provided by  Financing Activities        15,183       28,289
                                                        ---------   ----------

    Net Increase (Decrease) In Cash                        (5,401)    (182,251)

    Cash at Beginning of the Year                          27,338      209,589
                                                        ---------   ----------
    Cash at End of the Year                             $  21,937   $   27,338
                                                        =========   ==========

    Supplemental Disclosures of Cash
       Flow Information:

      Cash paid for interest                            $     488   $    1,577
                                                        =========   ==========

    The accompanying notes are an integral part of these consolidated financial statements.

               TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    NOTE 1--NATURE OF OPERATIONS

    Organization - Tenet Information Services, Inc. ("Tenet"), a Utah corporation, designs and markets a computer-based medical and health information system related primarily to emergency departments (the "EDNet System"). During fiscal 1996 Tenet expanded its operations by merging with National Microcomputer Corporation ("NMC") and acquiring certain assets of The International Healthcare Consulting Group, Inc. ("HCG"). NMC designed and marketed the integrated information management/patient tracking system for use in emergency departments of hospitals and urgent care centers (the "EDNet System"). HCG has provided healthcare institutions, mainly hospitals, with consulting services to assist the institutions in achieving a more efficient, lower cost care delivery model while maintaining the highest quality of care standards. Tenent has elected to phase out its respiratory therapy product line.

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

    Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has experienced recurring losses from operations and as of June 30, 1998 has a working capital deficit of $292,487 and a net capital deficiency of $285,852. As shown in the financial statements, during the years ended June 30, 1998 and 1997, the Company incurred net losses of $40,556 and $435,169, respectively. These factors, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required. The Company has phased out its respiratory therapy product line and replaced it with the EDNet System which is deemed to be a more marketable and profitable product line. Management is also negotiating various sales agreements and is continuing to better manage its cash flow. The Company is in the process of discussing joint ventures with software companies that would enhance and expand the product line now available. Management is also considering raising capital through the issuance of warrants and other equity instruments. The Company has restructured its management personnel in an effort to streamline operations. The Company is not expected to incur additional software development write-offs which contributed to the 1997 fiscal year loss. Also, management has been able to substantially reduce losses compared to prior periods.

    NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Furniture, Fixtures and Equipment - Furniture, fixtures and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally 3 to 10 years. Depreciation expense was $10,859 and $18,288 for the periods ended June 30, 1998 and 1997. Maintenance and repairs are charged to expense as incurred and major improvements or betterments are capitalized. Gains or losses on sales or retirements are included in the statement of operations in the year of disposition. Furniture, fixtures and equipment include $110,692 of computer equipment used in operations and $8,610 of furniture, fixtures and other equipment as of June 30, 1998 and 1997.

    Software Development Costs - Costs incurred in creating computer software products are charged to operations as software development expense prior to the development of a detailed program design or a working model. After the detailed program design or working model is established, costs of producing product masters are capitalized as software development costs.
    Costs of maintenance and customer support are recognized as expense when the related revenue is recognized or when those costs are incurred, whichever occurrs first. Amortization of capitalized costs relating to each software product began when the product was released for sale to customers. Amortization was computed using the straight-line method over the remaining estimated economic life of the software, which was four to five years. Unamortized costs were carried at the lower of cost or net realizable value. Due to uncertainty regarding realization of capitalized software costs, those costs were fully recognized as amortization of software development costs during 1997.

    Impairment - The Company records impairment losses on property and equipment when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

    Fair Value of Financial Instruments - The estimated fair value of financial instruments is not presented because, in Management's opinion, there is no material difference between carrying amounts and estimated fair values of financial instruments as presented in the accompanying balance sheet.

    Income Taxes - The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

    Advertising Costs - Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended
    June 30, 1998 and 1997 was $10,675 and $1,779, respectively.

    Warranty Costs - A 90-day limited warranty is provided on sales of hardware and software licenses. Warranty costs incurred on hardware are passed through to the manufacturer. Warranty costs have not been material in any year presented, accordingly, these costs are expensed when incurred.

    Loss Per Share - In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) N0. 128, Earnings Per Share. Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. In the Company's present position, diluted loss per share is the same as basic loss per share because potentially issuable common shares, which include 688,075 warrants and 50,000 options, would decrease the loss per share and have been excluded from the calculation. The effect of the new standard on prior years was immaterial; accordingly, prior periods have not been restated.

    New Accounting Standards - The Financial Accounting Standard
    Board issued SFAS No. 130, Reporting Comprehensive Income and
    SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information in 1997. These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the Company's financial position, results of operations or cash flows.

    NOTE 3-ACQUISITIONS

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

    In connection with the asset purchase, the Company also entered into three-year employment agreements with HCG's two principal shareholders and consultants (the "Employees"). The Company issued the Employees warrants to purchase 664,286 shares of the common stock at a price of $0.14 per share for a three-year period upon signing the employment agreements. The employment agreements provided for base annual salaries and incentive stock options or bonuses during the first two years of the agreements. Based on the terms of the employment agreements, the Company met minimum consulting revenue requirements for the period ended September 5, 1996 and in an October 1996 Board resolution, the Employees were granted five-year options to purchase 714,286 shares of the company's common stock at $0.14 per share. In addition, the Company assumed $26,355 of additional debt as additional compensation to the employees. The Company did not meet the minimum consulting revenue requirements under the employee agreements for the second term ended September 5, 1997; therefore, the employees were not granted additional stock options for that period.

    The employment agreements may be terminated by the Company for cause, as defined, or the event of death or disability of the Employees. The agreements also include noncompetition provisions for a one-year period after termination of employment.

    Agreement and Plan of Reorganization - Effective September 29, 1996, Tenet and NMC approved the terms of an Agreement and Plan of Reorganization (the "Agreement") pursuant to which NMC was merged with and into Tenet Merger Subsidiary, Inc., a wholly owned subsidiary of Tenet for the purpose of effecting the merger. Three million shares of Tenet's common stock were exchanged for all outstanding shares of NMC and NMC became a wholly owned subsidiary of Tenet. The three million shares were valued at $420,000. Tenet also paid $27,000 in acquisition costs, making the total purchase price $447,000. The merger has been accounted for under the purchase method of accounting with the operating results of NMC being included with those of Tenet from the date of acquisition. The purchase price was in excess of the net liabilities assumed by $546,884.
    Due to NMC's lack of historical profitability and contingencies related to the future realizability of the excess purchase price, the Company expensed the entire $546,884 in fiscal 1996. Management believes that the amount of common stock issued for NMC was fair and reasonable based on expected synergies to be achieved by combining NMC with the Company. In addition, NMC brought a customer base of 24 sites and a backlog of four installations.

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

    NOTE 4-NOTES PAYABLE AND RELATED-PARTY LONG-TERM DEBT

    Notes payable consist of the following at June 30, 1998:

          Note payable to Utah Technology Finance Corporation
             which was assumed in the HCG acquisition (see
             Note 3). Interest at prime plus 2 percent (10.50
             percent at June 30, 1998), secured by essentially
             all assets of HCG, was due in varying monthly
             payments based on certain revenues. Loan is in
             default due to HCG and the Company not making
             scheduled monthly payments, the total amount due
             under the agreement has been classified as current
             in the accompanying 1998 balance sheet.               $  31,185
                                                                   ---------

             Total Notes Payable                                   $  31,185
                                                                   =========

     Related-party long-term debt consists of the following at June
    30, 1998:

     Note payable to a related party (Healthcare
        Consulting Group). No specified interest rate,
        balance is due on demand                                   $   4,307
                                                                   ---------

          Total Related Party Debt                                 $   4,307
                                                                   =========


    NOTE 5-OPERATING LEASE

    The Company occupies its facilities and uses equipment under non-cancelable operating leases which expire in fiscal year
    1999. Lease expense for fiscal 1998 and 1997 was $47,896 and $50,833, respectively.

    Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of June 30, 1998 are as follows:

              Year Ended June 30,
                     1999                              $  22,450
                                                       =========
    NOTE 6-SOFTWARE DEVELOPMENT COSTS

    During the period ended June 30, 1997, it was determined that the probability of any future recovery of the software development costs were remote, and the Company concluded that this asset was impaired. Accordingly, the carrying value of the software was reduced to zero at June 30, 1997 by recognizing an additional $115,432 of amortization during the year ended June 30, 1997. Total amortization expense for the period ended June 30, 1997 was $180,637.

    NOTE 7-INCOME TAXES

    No benefit for income taxes has been recorded during the years ended June 30, 1998. As discussed in Note 1, certain risks exist with respect to the Company's future profitability, and management has concluded that, due to these uncertainties, the related net deferred tax asset may not be realized. Accordingly, a valuation allowance has been recorded to offset the deferred tax asset in its entirety.

       The components of the net deferred tax assets at June 30, 1998 are as follows:

                                                              1998
                                                           -----------
          Deferred Tax Assets:
          Tax net operating loss carry forward
                                                           $ 1,597,691
          Tax credits carry forward                            103,000
          Reserves and accrued liabilities                       8,493
                                                           -----------
          Total Deferred Tax Assets                          1,709,184
                                                           -----------
          Valuation allowance
                                                            (1,709,184)
                                                           -----------
          Net Deferred Tax Asset                           $        -
                                                           ===========

    During the years ended June 30, 1998 and 1997, the valuation allowance increased by $13,184 and $127,000, respectively.

    As of June 30, 1998, the Company has net operating loss carryforwards for federal income tax reporting purposes of approximately $4,284,358. The tax net operating losses will begin to expire in fiscal 1999.

    The Company has research and development tax credit and investment tax credit carryforwards of approximately $95,000 and $8,000, respectively, which will begin to expire in fiscal 1999.

    The following is a reconciliation of the income tax at the federal statutory rate of 34% with the provision for income taxes for the years ended June 30, 1998 and 1997:

                                                         1998        1997
                                                      ----------  ----------
          Income tax benefit at statutory rate        $  (13,789) $ (147,957)
          Change in deferred tax valuation account        13,184     127,000
          Non deductible taxes                             1,943       5,595
          State taxes, net of federal benefit             (1,338)    (14,361)
          Change in effective rates                           -      (29,723)
                                                      ----------  ----------
          Provision for Income Taxes                  $       -   $       -
                                                      ==========  ==========

    NOTE 8-CAPITAL STOCK

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

    During 1998, the Company converted $62,174 of debt into 2,072,496 shares of common stock. As described in Notes 10 and 11, $2,578,430 warrants and 1,164,286 stock options were exercised at $0.03 per share. As a result of the exercise, the Company received cash of $17,321 and extinguished $94,961 of debt held by the option and warrant holders.

    In 1998, two officers returned 1,084,286 shares of common stock to the treasury. These shares were then reissued to employees and creditors as additional compensation of $25,951 and interest expense of $6,578.

    NOTE 9-STOCK OPTIONS

    The Company has adopted an incentive stock option plan and a nonqualified stock option plan. Stock options for an aggregate of 600,000 shares of common stock may be granted under these plans. Stock options under both option plans may be granted at a price per share not less than 100 percent of the fair market value of the common stock, as determined at the date of grant. Employees vest in the right to exercise their options from immediately to the third anniversary date following the date of grant. The options expire five years from the vesting date. Incentive stock options are forfeited unless exercised within three months following termination of employment or twelve months if termination is due to death or disability.

    The Company has also granted options to purchase shares of common stock to officers outside of the plans.
    A summary of the status of the Company's option plan as of June 30, 1998 and 1997, and changes during the years then ended is presented below:

                                                1998                    1997
                                     ------------------------   ----------------------
                                              Weighted-Average         Weighted-Average
                                                  Exercise                   Exercise
                                        Shares      Price         Shares       Price
                                    -----------   ----------    ----------  ----------
  Outstanding at beginning of year    1,014,286   $     0.14       620,000  $     0.09
  Granted                               200,000         0.05       814,286        0.14
  Exercised                          (1,164,286)        0.03            -           -
  Canceled                                   -          -         (420,000)       0.08
                                    -----------   ----------    ----------   ---------
  Outstanding at end of  year            50,000         0.14     1,014,286        0.14
                                    ===========   ==========    ==========   =========

  Options exercisable at year-end        50,000         0.14       924,286        0.14
                                    ===========   ==========    ==========   =========

  Weighted-average fair value of
   options granted during the year  $     0.05                  $     0.04
                                    ==========                  ==========

    On February 20, 1998, the Company's board of directors authorized a reduction of the exercise price on all outstanding options to $0.03 per share contingent upon exercise by March
    20, 1998. A total of 1,164,286 options with original exercise prices from $0.05 to $0.14 per share were exercised.

    At June 30, 1998, the exercise price for options outstanding was $0.14 per share and the weighted-average remaining contractual life was 3.5 years.

    At June 30, 1997, exercise prices for options outstanding ranged from $0.05 to $0.14 per share, and the weighted average remaining contractual life was 4.5 years.

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

                                                        1998        1997
                                                     ---------   ----------
          Net loss
             As reported                             $ (40,556)  $ (435,169)
             Pro forma                                 (50,963)    (473,636)

          Loss per share
             As reported                                 (0.00)       (0.03)
             Pro forma                                   (0.00)       (0.04)

    The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: expected volatility of 34.0 and 34.6 percent, respectively, risk-free interest rates of 5.7 and 6.1 percent, respectively, and expected lives of 5 years.

    Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and the resulting values are reasonable.

    NOTE 10-WARRANTS TO PURCHASE COMMON STOCK

    The Company has issued warrants to purchase common stock in connection with various transactions. The following table summarizes the warrants to purchase common stock issued and outstanding, together with their respective exercise price ranges:


                                                     Years Ended June 30,
                                                   ------------------------
                                                       1998        1997
                                                   -----------   ----------
       Warrants to purchase common
          shares, beginning of the year,
          at prices ranging from $0.07
          to $0.42 per share                         3,266,507    4,887,931

       Warrants exercised at prices ranging
         from $0.03 to $0.05 per share              (2,578,430)  (1,621,424)
                                                    ----------   ----------
       Warrants to purchase common
          shares, end of the year, at
          prices ranging from $0.07
          to $0.42 per share                           688,077    3,266,507
                                                    ==========   ==========

    On February 20, 1998, the Company's board of directors authorized a reduction of the exercise price on all outstanding Class A, B, C and D warrants to $0.03 per share contingent upon exercise by March 20, 1998. The original exercise prices ranged from $0.05 to $0.42 per share. A total of 2,578,430 warrants were exercised.

    During fiscal 1997, the Company's board of directors authorized a reduction of the exercise price of the Company's Class B warrants to $0.05 from $0.07 per share, contingent upon exercise by September 30, 1996. A total of 1,621,424 warrants were exercised.

    NOTE 11--SUPPLEMENTAL CASH FLOW INFORMATION ACTIVITIES

    As described in Note 8, the Company converted $62,174 of debt into 2,072,496 shares of common stock. In addition, 2,578,430 warrants and 1,164,286 stock options were exercised at $0.03 per share resulting in 3,742,716 shares of common stock. As a result of the exercise the Company received cash of $17,321 and extinguished $94,961 of debt held by the option and warrant holders. Also during fiscal 1998, $7,869 of accrued interest was converted to long term debt.

    As discussed in Note 9, 1,621,424 warrants were exercised at $0.05 per share during the year ended June 30, 1997. As a result of the exercise, the Company received $70,428 in cash and notes payable in the amount of $10,643 were extinguished through the conversion of existing debt owing to a warrant holder. Also during fiscal 1997, $3,231 of accrued interest was converted to long-term debt.

    NOTE 12 -- EXTRAORDINARY ITEM

    During the year ended June 30, 1998, an officer forgave $9,933 of debt. In addition the Company eliminated $17,475 worth of payables between one and three years old for which the Company believes it is no longer liable. The total write off of $27,408 has been recorded as an extraordinary gain on the forgiveness of debt.


    ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On May 30, 1997, the Registrant dismissed Arthur Anderson LLP, ("Andersen") as its certifying accountant. Andersen's reports on the Registrant's financial statements for the years ended June 30, 1995 and 1996 did not contain an adverse opinion or a disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles. The Registrant's board of directors unanimously approved dismissal of Arthur Anderson.

    During the fiscal years ended June 30, 1996 and 1995 and the interim period subsequent to June 30, 1997, there were no disagreements, as defined in Regulation S-K Item 304, with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements would have caused Anderson to make a reference to the subject matter of the disagreement in connection with its reports.

    On July 30, 1997 the Registrant engaged Hansen, Barnett & Maxwell ("Hansen") to perform its audits and provide various accounting services thereafter. The Registrant did not consult with Hansen prior to such date regarding any reportable matter.

                              PART III

    ITEM 10:   Directors, Executive Officers, Promoters, and Control
                Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act

    The names of the executive officers and directors of the Company, their respective ages and positions with the Company, and the dates of their elections to the Board of Directors or as officers are as follows:

        Name          Age   Position with The Company     Date of Election
    ---------------  -----  -------------------------     -----------------
   Jerald L. Nelson   55    President(resigned)           December 1, 1993
                                                           (July 10, 1996)
                            Chairman of the Board         July 10, 1996
                            Director                      January 24, 1994

   Frank Overfelt     55    Director                      September 29, 1995
                            Chief Operations Officer
                             (acting)                     July 10, 1996
                            President & Chief Operating
                              Officer                     August 31, 1998

  Eric J. Nickerson   45    Director                      June 29, 1990


  Fred J. Anderson    51   Chairman of the Board
                            (resigned)                    May 21, 1992
                                                          *(July 10, 1996)
                           Director (resigned),           July 18, 1986*
                                                          (December 31, 1997)
                           Treasurer (resigned)           May 16, 1985*
                                                          (December 31, 1997)
                           Secretary (resigned)           January 11, 1989*
                                                          (December 31, 1997)

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

    *On July 10, 1996, Fred J. Anderson resigned as Chairman of the Board of Directors but continued as the company's chief financial officer and remained a board member. On December 31, 1997 Fred J. Anderson resigned as Director, Treasurer and Secretary. On July 10, 1996 Jerald L. Nelson resigned as President and Chief Operating Officer and was elected Chairman of the Board of Directors. Frank C. Overfelt was also appointed Chief Operating Officer on an interim basis. At a board of directors meeting held on August 31, 1998 Frank Overfelt was elected to the position of President and Chief Operating Officer.

    Business Biographies

         Jerald L. Nelson. Jerald L. Nelson has served as a director, president and chief operating officer of the Company since December 1993. Effective July 10, 1996 Dr. Nelson was appointed Chairman of the Board of Directors, and relinquished his position as President and Chief Operating Officer. Dr. Nelson received his Ph.D. in Economics from North Carolina State University in 1974. From 1974 to 1984, Mr. Nelson worked or consulted with several Fortune 500 firms, including US Industries, TransWorld Airlines, GTE, Xerox, Pitney Bowes and General Foods. From 1984 until December 1993, Mr. Nelson worked with various businesses as an investment banker and business advisor. He has also consulted with or served on the Board of Directors of numerous Utah firms including Arrow Dynamics, Beacon Financial, Interwest Home Medical, Gentner Communications and One-2-One Communications, where he also served as chairman and chief executive officer.

         Frank C. Overfelt Frank Overfelt was elected to the Board on September 29, 1995. As of July 10, 1996, Mr. Overfelt was appointed interim Chief Operating Officer. Mr. Overfelt has been the managing partner the International HealthCare Consulting Group, Inc. since its inception in 1986. He is a recognized authority in workload measurement systems for health care institutions.
     Prior to founding the consulting company Mr. Overfelt was a senior manager in the Healthcare Cost Accounting and Productivity Practice of Peat Martwick. He holds an MBA from the University of Utah. His total healthcare experience is 23 years.

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


    Other Key Personnel
    -------------------
         The Company's other key personnel include the following:

         Donald W. Ballash. Mr. Ballash has over 19 years of experience in the health care field in which he has specialized in management engineering at two large multi-hospital systems; Intermountain Health Care and Kaiser Permanente. Most recently he was a partner in the International HealthCare Consulting Group. He holds a B.S. Degree in Operations and Systems Analysis from BYU.

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


                                  Annual Compensation              /Long Term Compensation
     /                  ---------------------------------------------------------------------
                                                                  /   Awards     /Payouts  /
                                                                  ---------------------------
                                                                  Securities
    Name                 Year    Salary    Bonus  Other Restricted   LTIP       All    Other
     and                          ($)       ($)  Annual   Stock    Underlying   Pay-  Compen-
    Principal                                    Compen   Awards    Options/    outs  sation
    Position                                       ($)     ($)      SARs(#)     ($)    ($)
    -----------------------------------------------------------------------------------------
                                          <C.
    Frank C. Overfelt     1996   42,082     -0-    -0-     -0-        -0-       -0-    -0-
    Chief Operating
     Officer              1997   76,797     -0-    -0-     -0-        -0-       -0-    -0-
                          1998   76,797     -0-    -0-     -0-        -0-       -0-    -0-

    Jerald L. Nelson      1996   27,500     -0-    -0-     -0-        -0-       -0-    -0-
    Chairman of
     the Board            1997    -0-       -0-    -0-    -0-         -0-       -0-    -0-
                          1998    -0-       -0-    -0-    -0-         -0-       -0-    -0-

    All Executive Officers

     (5 persons)          1996  308,200    -0-   21,800   -0-         -0-       -0-    -0-
      3 persons)          1997  145,690    -0-     -0-    -0-         -0-       -0-    -0-
     (1 person)           1998   76,797    -0-     -0-    -0-         -0-       -0-    -0-


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

    During the fiscal year ended June 30, 1998, the Company granted 200,000 options to key employees exercisable at the rate of $.05 per share. Also, during the fiscal year ended June 30, 1998, 300,000 ISO options were exercised and 150,000 NQSO's were exercised at a price of $.03 per share. In addition, 714,286 options were exercised at a price of $.03 per share. The options were granted in 1996 pursuant to the acquisition of the assets of the International Healthcare Consulting Group.



    ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

    The following table sets forth the holdings of common stock as of November 30, 1998 (i) by each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding common stock of the Company, (ii) by each Director, and (iii) by all Directors and officers as a group. Unless otherwise indicated, all shares are owned directly. The percentage calculations for any individual stockholder assume that all outstanding options and warrants held by that stockholder have been exercised in full and that no other stockholder has exercised any outstanding options or warrants.

    Name and Address of Beneficial Owner as of November 30, 1998
    ------------------------------------------------------------
                                  Common (1)  Percent of Shares Outstanding
                                  ---------   -----------------------------
    Michael R. Carlston 2         5,278,115             26.97%
    Dennis C. Peterson 3          4,220,442             21.56%
    Mark Oldroyd 4                3,975,559             20.31%
    Scott Staker 5                3,975,559             20.31%
    T-Acquisition 6               3,775,559             19.29%
    Eric J. Nickerson 7           2,602,044             13.29%
    Third Century II 7            2,602,044             13.29%
    Robert Smith 8                1,166,246              5.96%
    Richard Gwinn 9               1,054,920              5.39%
    Frank Overfelt 10             1,102,143              5.63%
    Donald W. Ballash 11            776,429              3.97%
    Jerald L. Nelson 12             435,700              2.23%

    All Officers and
       Directors                  4,916,316             25.12%



    1.  Based on 18,833,717 common shares outstanding,   688,075
    warrants to purchase common shares at $0.07 - $0.42 and options to acquire 50,000 shares of Common Stock at $0.05 per share.
    2.  The shares indicated include:  (i) 1,502,556 shares of
    Common Stock beneficially owned by Mr. Carlston (including shares owned by his wife and held in trust for the benefit of his children); (ii) 3,775,559 shares of Common Stock held by T-Acquisition. Mr. Carlson's address is 855 Harwood Dr.,
    Murray, UT 84107
    3.  Includes 444,883 shares of Common Stock beneficially owned by Mr. Peterson, and 3,775,559 shares of Common Stock  held by
    T Acquisition L.L.C. Mr. Peterson's address is 2508 W. Bueno
    Vista Dr., W. Jordan, UT 84088
    4.  Includes 200,000 shares of Common Stock beneficially held by Mr. Oldroyd, including shares held in trust for the Violet Johnson Brown Family Trust. Also includes 3,775,559 shares of Common Stock held by T-Acquisition. Mr. Oldroyd address is 55 North 800 West, Provo, UT 84601
    5.  Includes 200,000 shares of Common Stock held by Mr. Staker and also includes 3,775,559 shares of Common Stock held by T-Acquisition. Mr. Stakers address is 880 North 98 West #9,
    Provo, UT 84604
    6.  A Utah Limited Liability company of which Michael R.
    Carlston owns or controls 56.7%, Mark Oldroyd owns or controls 32.1%, Dennis C. Peterson owns or controls 6.4% and Scott
    Staker owns or controls 4.8%.  The shares indicated consist of
    3,775,559 shares of Common Stock   The address of T-Acquisition
    is 855 Harwood Dr., Murray, UT 84107.
    7. Includes 2,602,044 shares of Common Stock held by Third Century Fund II. Mr. Nickerson is Senior Partner of Third
    Century Fund II. Mr. Nickerson is also a director of the Company. Mr. Nickerson and Third Century Fund II's address is 1711 Chateau CT., Fallston, MD 21047
    8. Includes 803,497 shares of Common Stock held by Dr. Smith . Dr. Smiths address is 2291 Greer Rd., Palo Alto CA 94303
    9. Includes 1,004,920 shares of Common Stock held by Dr. Gwinn and warrants to acquire 50,000 shares of Common Stock at a price of $.14 per share exercisable through September 29, 1998.
     Dr. Gwinns address is 304 W. Thorn, San Diego, CA 92103
    10. Includes 50,000 shares of Common Stock held by IHCG and 1,052,142 shares of Common Stock held by Mr. Overfelt, Mr. Overfelts address is 4634 So. Ledgemont Dr., Holladay UT 84124
    11. Includes 50,000 shares of Common Stock held by IHCG, and 726,429 shares of Common Stock held by Mr. Ballash. Mr.
    Ballash's address is 9777 So. Dunsinsame Dr., So. Jordan, UT 84095
    12. Includes 735,706 shares of Common Stock . Mr. Nelsons address is 207 W. Clarendon #3B, Phoenix, AZ 85013



    ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Since the beginning of the Company's last fiscal year, there have been no transactions or series of transactions between the Company and any executive officer, director or 5% beneficial owner of the Company's common stock in which one of the foregoing individuals had an interest of more than $60,000 except the transaction identified below.

    In accordance with the Board resolution of February 20, 1998 Frank C. Overfelt, a director and officer of the Company converted $12,446 of debt into common stock by exercising his options (428,572 shares) and warrants (398,571 shares). He also received an additional 225,000 shares as a gift from other shareholders. Consequently he became a beneficial owner of more than 5% of the common stock of the company.

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


                               PART IV

    ITEM 14:   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   The following financial statements are included in Part II Item 8:

            Report of Independent Public Accountants

            Balance Sheet as of June 30, 1998.

            Statements of Operations for the Years Ended
            June 30, 1998 and 1997.

            Statements of Shareholders' Equity
            for the Years Ended June 30, 1998 and 1997.

            Statements of Cash Flows for the Years ended June 30,
               1998 and 1997.

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

                     TENET INFORMATION SERVICES, INC.

    February 2, 1999              By:  /s/ Jerald L. Nelson
                                  ---------------------------------------
                                  Jerald L. Nelson, Chairman of the Board


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


         Signature                  Title                     Date
         ---------                 -------                   ------


    /s/ Jerald L. Nelson     Director and Chairman of    February 5, 1999
    --------------------     the Board of Directors
    Jerald L. Nelson

    /s/ Frank C. Overfelt    Director, President and     February 5, 1999
    ---------------------     Chief Operations Officer
    Frank C. Overfelt

    /s/ Eric J. Nickerson    Director                    February 5, 1999
    ---------------------
    Eric J. Nickerson

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