Form 10QSB
period 1998-09-30
TENET INFORMATION SERVICES INC
filed 1999-03-17
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                      FORM 10-QSB


                        (Mark One)
                       [ x ] QUARTERLY REPORT UNDER SECTION 13 OR
                       15(d) OF THE SECURITIES EXCHANGE ACT OF
                       1934

                       For the quarterly period ended September
                       30, 1998

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


                      Check whether the Issuer  (1) filed all
                      reports required to be filed by Section 13
                      or 15(d) of the  Exchange Act during the
                      past 12 months (or for such shorter period
                      that the registrant was required to file
                      such reports), and (2) has been subject to
                      such filing requirements for the past 90
                      days.
                      (1)  Yes_ X_  No
                      (2)  Yes   X     No__

                      The Company had 18,833,717 shares of
                      common stock outstanding at February 26, 1999


                 TENET INFORMATION SERVICES, INC.

                         TABLE OF CONTENTS


      PART I     FINANCIAL INFORMATION


      Item 1.    Financial Statements (Unaudited)

                 Condensed consolidated balance sheet
                 as of September 30, 1998                               1

                 Condensed consolidated statements of
                 operations for the three months ended
                 September 30, 1998 and 1997                            3

                 Condensed consolidated statements of
                 cash flows for the three months ended
                 September 30, 1998 and 1997                            4

                 Notes to condensed consolidated financial statements   6


      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          7

      PART II    OTHER INFORMATION


      Item 1. Litigation                                                8
      Item 2. Changes in Securities                                     8
      Item 3. Defaults Upon Senior Securities                           8
      Item 4. Submission of Matters to a Vote of Security Holders       8
      Item 5. Other Information                                         8
      Item 6. Exhibits and Reports on Form 8-K                          8

      SIGNATURES                                                        9



      PART I - FINANCIAL INFORMATION


      ITEM I - Financial Statements

             TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                             (Unaudited)

                                ASSETS

                                                       September 30, 1998
                                                       ------------------

      Current Assets
         Cash                                                 $  69,492
         Accounts receivable, net of allowance for
          doubtful accounts of $7,500                            52,328
         Costs and estimated earnings in excess
          of billings on uncompleted contracts                   31,067
                                                              ---------
              Total current assets                              152,887
                                                              ---------
      Furniture, Fixtures And Equipment                         127,297

         Less accumulated depreciation and
           amortization                                        (115,371)
                                                              ---------
                                                                 11,926
                                                              ---------
              Other Assets, net                                   1,425
                                                              ---------
                                                              $ 166,238
                                                              =========


       The accompanying notes are an integral part of these statements.

                TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                  (Unaudited)



                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                      September 30, 1998
                                                      ------------------
      Current Liabilities
         Note Payable                                       $    36,410
         Accounts payable                                        87,531
         Accrued liabilities                                     42,525
         Amounts due to related parties                          42,440
         Deferred revenue                                       152,951
         Billings in excess of costs and estimated
          earnings on uncompleted contracts                      19,750
                                                            -----------

              Total current liabilities                         381,607
                                                            -----------
      Shareholders' Deficit
         Common stock, $.001 par value;
          100,000,000 shares authorized;
          18,833,717 shares issued                               18,834
         Additional paid-in capital                           4,834,421
         Warrants outstanding                                     7,987
         Accumulated deficit                                 (5,076,611)
                                                            -----------
              Total shareholders' deficit                      (215,369)
                                                            -----------

                                                            $   166,238
                                                            ===========


     The accompanying notes are an integral part of these statements.

                TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                For the Three Months Ended
                                                      September 30,
                                                --------------------------
                                                     1998          1997
                                                  ----------    ----------
      Revenues                                    $  241,923    $  168,178

      Costs And Expenses
         Cost of revenues                             73,400        72,156
         Selling, general and administrative          68,282        72,838
         Software development                         27,843        41,415
                                                  ----------    ----------
                                                     169,525       186,409
                                                  ----------    ----------

      Inome (Loss) From Operations                    72,398       (18,231)
                                                  ----------    ----------

      Other Income (Expense)
         Interest expense                             (2,053)       (1,012)
         Interest income                                 138           122
                                                  ----------    ----------
                                                      (1,915)         (890)
                                                  ----------    ----------
      Net Income (Loss)                           $   70,483    $  (19,121)
                                                  ==========    ==========

      Basic Earnings/(Loss) Per Share             $     0.00    $    (0.00)
                                                  ==========    ==========
      Diluted Earning/(Loss) per Share            $     0.00    $     0.00
                                                  ==========    ==========


       The accompanying notes are an integral part of these statements.

                TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                For the Three Months Ended
                                                       September 30,
                                                --------------------------
                                                     1998          1997
                                                  -----------   ----------
      Cash Flows from Operating Activities
         Income (loss)                            $    70,483   $  (19,121)
         Adjustments to reconcile net income
          (loss) to net cash provided by
          operating activities:
             Depreciation and amortization              1,279        2,714
         (Increase) decrease in assets, net
          of effect of acquisitions:
             Accounts receivable, net                  19,853       22,755
             Costs and estimated earnings in
              excess of billings on uncompleted
              contracts                               (31,067)           -
         Increase (decrease) in liabilities,
          net of effect of acquisitions:
             Accounts payable                         (15,720)     (21,249)
             Accrued liabilities                        1,218       (1,227)
             Deferred Revenue                         (10,246)      23,500
             Billings in excess of costs and
              estimated earnings on uncompleted
              contracts                                19,750           -
                                                  -----------   ----------
              Net cash provided by operating
               activities                              55,550        7,372
                                                  -----------   ----------

      Cash Flows from Investing Activities
         Cash acquired in acquisition                      -            -
         Additions to deferred software costs              -            -
         Acquisition of furniture, fixtures and
          equipment                                    (7,995)          -
                                                  -----------   ----------

              Net cash used in investing
               activities                              (7,995)          -
                                                  -----------   ----------

           The accompanying notes are an integral part of these statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)


                                                For the Three Months Ended
                                                      September 30,
                                                --------------------------
                                                     1998          1997
                                                  ----------    ----------

      Cash Flows from Financing Activities
         Payments on notes                        $       -     $   (3,000)
         Proceeds from issuance of
          long term debt                                  -         21,000
                                                  ----------    ----------
              Net cash provided by financing
                  activities                              -         18,000
                                                  ----------    ----------

      Net Increase (Decrease) in Cash                 47,555        25,372

      Cash, at beginning of period                    21,937        27,338
                                                  ----------    ----------
      Cash, at end of period                      $   69,492    $   52,710
                                                  ==========    ==========

     Supplemental disclosure of cash flow information:

         Cash paid during the period
          for interest                            $       -     $      262
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

                       In the opinion of management, these
                       financial statements include all
                       adjustments (consisting only of normal
                       recurring adjustments) necessary to
                       present fairly the Company's consolidated financial position at September 30, 1998 and the results of its operations and its cash flows for the three months ended September 30, 1998 and 1997 respectively. The results of operations for the three month period ended September 30, 1998 is not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 1999.

                       (2)   Basic and Diluted Earnings (Loss)
                       Per Common Share

                       The following data shows the amounts used in computing earnings per share as of September 30, 1998 and the effect on income and the weighted average number of shares of dilutive potential common stock:

         Income available to common shareholders
         used in basic earnings per share                       $    70,483
                                                                -----------
         Income available to common shareholders
         after assumed conversions of dilutive securities       $    70,483
                                                                ===========

         Weighted average number of common shares used
         in basic earnings per share                             18,833,717
              Effect of dilutive securities:
                 Stock options                                       50,000
                 Stock warrants                                     698,075
                                                                -----------
         Weighted average number of common shares and
         dilutive potential common shares used in
         dilutive earnings per share                            $19,571,792
                                                                ===========

         Options on 924,286 shares of common stock and warrants on 3,266,507 of common stock were not included in computing diluted loss per share because their effects were antidilutive.

                       (3)   Revenue recognition on long term
                             software contracts
                       Revenues from long term software
                       installations are recognized on the
                       percentage of completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract.

                       Contract costs include all direct
                       material, labor and subcontract costs and those indirect costs relating to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to revenues and costs and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

                       The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenue recognized. Contract retentions are included in accounts receivable.

                       Item 2 - Management's Discussion and
                       Analysis of Financial
                                Condition and Results of Operations.


                       General

                       This discussion should be read in
                       conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

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

                       As a result of the Company's decision to focus its limited time and monetary resources towards the development of an Emergency Department Windows Product, the EDNet system has become the Company's primary line.

                       As of September 30, 1998, the Company had installed its EDNet product at 26 emergency department and urgent care center sites. Two sites have been upgraded to the EDNet32 Windows version. In addition, the Company has received deposits for upgrades to the Windows version from three current clients. All sites have annual maintenance contracts for continued support and updates. It is anticipated that most, if not all of these sites, will renew this maintenance on an annual basis.
                       As of September 30, 1998, the Company had sold or leased its RCMS product to four hospitals at various locations throughout the United States. Generally, the Company's customers purchase the computer hardware from the Company, lease the Company's software and enter into a service contract for the lease period.

                       Results of Operations

                       For the three months ended September 30, 1998 compared with the three months ended
                       September 30, 1997.

                       During the three month period ended
                       September 30, 1998, the Company had
                       revenues of $241,923 which represented a 44 percent increase from $168,178 for the corresponding period of the prior fiscal year. The sales consisted of emergency $149,291 (62%), respiratory, $30,939
                       (13%), and consulting $ 61,693 (25%)
                       compared with $67,659 (40%), $77,390 (46%)
                       and $23,129 (14%), respectively, for the corresponding period of the prior fiscal year.

                       Cost of revenues increased 2% to $73,400 for the three month period ended September
                       30, 1998 from $72,156 for the
                       corresponding period of the prior year.

                       Selling, general, and administrative costs decreased 6% to $68,282 for the three month period ended September 30, 1998 from $72,838 for the corresponding period of the previous fiscal year. This decrease in costs reflects the Company's decreased marketing costs associated with the marketing of the emergency system and consulting services.

                       Software development costs decreased 33% to $27,843 for the three month period ended September 30, 1998 from $41,415 for the comparable prior fiscal period. With the primary development of the EDNet 32 Windows product completed, development activities are now focused on enhancements, which require fewer resources. Development activities are now focused on enhancements to the Windows version.

                       The Company incurred an operating profit of $72,398 for the three month period ended September 30, 1998 compared with an operating loss of $18,231 for the corresponding period of the previous year.
                        This improvement was due to increased
                       emergency department sales of the now
                       completed Windows version, EDNet32.

                       Interest expense increased to $2,053 for the three month period ended September 30, 1998 from $1,012 for the corresponding period of the prior year.

                       The Company had net income of $70,483 or $.00 per share for the three month period ended September 30, 1998 compared with a net loss of $19,121 or $.00 per share for the corresponding period of the prior year.

                       Liquidity and Capital Resources

                       The Company's primary needs for capital
                       are to fund an increased sales effort and stay current on its internal hardware needs. For the three months ended September 30, 1998, net cash provided by operating activities was $55,550 as compared to $7,372 for the three months ended September 30, 1997, an increase of $48,178. The Company has sufficient capital for its current operations. However, in order to significantly expand sales, the Company will require additional cash from borrowing or a private placement. At September 30, 1998, the Company had total assets of $166,238 and shareholders' deficit of ($215,369) compared to total assets of $100,753 and shareholders' deficit of ($285,852) at June 30, 1998, the Company's last fiscal year end. The 65% increase in assets is primarily the result of increased cash and accounts receivable. The 25% improvement in shareholders deficit is primarily the result of operations. The Company did not capitalize software development costs during the three months ended September 30, 1998.

                       At September 30, 1998 the Company's
                       working capital deficit was ($228,720) as compared to ($292,487) at June 30, 1998, an improvement of 22%.

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

     Item 6.     Exhibits and Reports on Form 8-K    N/A




                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Dated: March 1, 1999               TENET INFORMATION
                                        SERVICES, INC.


                                        /s/    Jerald L. Nelson
                                        ----------------------------------
                                        Chairman of the Board of Directors
                                        Jerald L. Nelson
                                        Chairman of the Board of Directors