Form 10QSB
period 1998-12-31
TENET INFORMATION SERVICES INC
filed 1999-04-28
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB

 (Mark One)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

                        Commission File No.
                               0-18113

                  TENET INFORMATION SERVICES, INC.
  (Exact name of small business issuer as specified in its charter)

            UTAH                                    87-0405405
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)               Identification No.)

                      4885 South 900 East #107
                     Salt Lake City, Utah  84117
               --------------------------------------
               (Address of principal executive office)

                           (801) 268-3480
               --------------------------------------
                     (Issuer's telephone number)

                              No Change
               ---------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the Issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


(1)  Yes      No   x
(2)  Yes  X   No

The Company had 18,833,717 shares of common stock outstanding at December 31, 1998


                  Tenet Information Services, Inc.

                          TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

  Condensed consolidated balance sheet as of December 31, 1998. . . . . . .  1

  Condensed consolidated statements of operations for the three months and six months ended December 31, 1998 and 1997 . . . . . . . . . . . . .  3

  Condensed consolidated statements of cash flows for the six months ended December 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . .  5

  Notes to condensed consolidated financial statements. . . . . . . . . . .  7


Item 2.     Management's Discussion and Analysis of
       Financial Condition and Results of Operations . . . . . . . . . . . . 8

PART II     OTHER INFORMATION


Item 1. Litigation . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . . .  11
Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .  11
Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . .  11
Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . .  11
Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12


                   PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

           TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET
                             (Unaudited)

                               ASSETS

                                                       December 31, 1998
                                                       -----------------
CURRENT ASSETS:
 Cash                                                  $          23,744
 Accounts receivable, net of allowance for
    doubtful accounts of $7,500                                  120,007
                                                       -----------------
    Total current assets                                         143,751
                                                       -----------------

FURNITURE, FIXTURES AND EQUIPMENT                                127,297
 Less accumulated depreciation and
    amortization                                                (116,524)
                                                       -----------------

                                                                  10,773
                                                       -----------------
OTHER ASSETS, net                                                  1,425
                                                       -----------------
                                                       $         155,949
                                                       =================

The accompanying notes are an integral part of this balance sheet.

			 	-1-


           TENET INFORMATION SERVICES, INC. AND SUSIDIARY
          CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                             (Unaudited)



                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       December 31, 1998
                                                       -----------------
CURRENT LIABILITIES:
 Current portion of long term liabilities              $           3,736
 Accounts payable                                                 58,762
 Accrued salaries and benefits                                    42,921
 Amounts due to related parties                                   41,357
 Deferred revenue                                                113,073
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                               59,105
                                                       -----------------
    Total current liabilities                                    318,954
                                                       -----------------
Long Term Liabilities                                             25,000
                                                       -----------------
    Total Liabilities                                            343,954
                                                       -----------------
SHAREHOLDERS' EQUITY:
 Common stock, $.001 par value;
    100,000,000 shares authorized;
    18,833,717 shares outstanding                                 18,834
 Additional paid-in capital                                    4,834,421
 Warrants outstanding                                              7,987
 Accumulated deficit                                          (5,049,247)
                                                       -----------------
    Total shareholders' equity                                  (188,005)
                                                       -----------------
                                                       $         155,949
                                                       =================

The accompanying notes are an integral part of this balance sheet.
				  -2-


           TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                               For the Three Months Ended
                                                     December 31
                                                  1998           1997
                                             ------------   ---------------
REVENUES                                     $    224,727   $       170,955

COSTS AND EXPENSES:
 Cost of revenues                                  77,211            66,740
 Selling, general and administrative               80,048            59,304
 Software development                              55,463            66,254
                                             ------------   ---------------
                                                  212,722           192,298
                                             ------------   ---------------
GAIN (LOSS) FROM OPERATIONS                        12,005           (21,343)
                                             ------------   ---------------
OTHER INCOME (EXPENSE):
 Interest expense                                  (2,107)             (996)
 Interest income                                      563               165
                                             ------------   ---------------
    Other expense, net                             (1,544)             (831)
                                   							   ------------   ---------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY
    ITEM                                           10,461           (22,174)

Extraordinary Item Net of Tax Effect of $0
 Gain on forgiveness of debt                       16,903                 -
                                             ------------   ---------------
NET INCOME                                   $     27,364   $       (22,174)
                                             ============   ===============
NET LOSS PER COMMON SHARE                    $       (.00)  $          (.00)
                                             ============   ===============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                           19,571,792        13,018,505
                                             ============   ===============

The accompanying notes are an integral part of these statements.
				 -3-


           TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                                For the Six Months Ended
                                                     December 31
                                                 1998           1997
                                             ------------   ---------------
REVENUES                                     $    466,650   $       339,133
                                             ------------   ---------------
COSTS AND EXPENSES:
 Cost of revenues                                 150,611           138,896
 Selling, general and administrative              148,330           132,142
 Software development                              83,306           107,669
                                             ------------   ---------------
                                                  382,247           378,707
                                             ------------   ---------------
GAIN (LOSS) FROM OPERATIONS                        84,403           (39,574)
                                             ------------   ---------------
OTHER INCOME (EXPENSE):
 Interest expense                                  (4,160)           (2,008)
 Interest income                                      701               287
                                             ------------   ---------------
    Other expense, net                             (3,459)           (1,721)
                                             ------------   ---------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                             80,944           (41,295)

EXTRAORDINARY ITEM NET OF TAX EFFECT OF $0
 Gain on Forgiveness of debt                       16,903                 -
                                             ------------   ---------------
NET INCOME (LOSS)                            $     97,847   $       (41,295)
                                             ============   ===============

NET LOSS PER COMMON SHARE                    $       (.00)  $          (.00)
                                             ============   ===============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                            19,571,792       13,018,505
                                             =============  ===============


The accompanying notes are an integral part of these statements.
                         -4-



           TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                               For the Six Months Ended
                                                     December 31,
                                                  1998           1997
                                             ------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                           $     97,847   $       (41,295)
 Adjustments to reconcile net
   loss to net cash (used in) provided
   by operating activities:
    Depreciation and amortization                   2,432             5,429
    Gain on forgiveness of debt                   (16,903)                -
    (Increase) decrease in assets, net
      of effect of acquisitions:
       Accounts receivable, net                   (47,826)           32,981
    Increase in accrued interest                    4,161             1,520
       (Decrease) in accounts payable             (35,201)           (2,754)
       (Decrease) in accrued salaries
         and benefits                                (439)           (6,478)
       Billings in excess of costs and
         estimated earnings on uncompleted
         contracts                                 59,105                 -
       (Decrease) in deferred revenues            (50,124)          (16,420)
                                             ------------   ---------------
    Net cash provided by (used in)
      operating activities                         13,052           (27,017)
                                             ------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Acquisition of furniture, fixtures and
    equipment                                      (7,995)                -
                                             ------------   ---------------
    Net cash used in investing
      activities                                   (7,995)                -
                                             ------------   ---------------

The accompanying notes are an integral part of these statements.
				 -5-



           TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
    CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS (Continued)
                             (Unaudited)

                                               For the Six Months Ended
                                                      December 31,
                                                 1998              1997
                                             ------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from Issuance of Long
    Term Debt                                $          -   $        21,000
 Principal payments on long-term debt              (3,250)           (6,038)
                                             ------------   ---------------
    Net cash provided by (Used in)
     financing activities                          (3,250)           14,962
                                             ------------   ---------------
NET INCREASE (DECREASE) IN CASH                     1,807          ( 12,055)

CASH, at beginning of period                       21,937            27,338
                                             ------------   ---------------
CASH, at end of period                       $     23,744   $        15,283
                                             ============   ===============

Supplemental disclosure of cash flow
  information:

 Cash paid during the period for interest    $          -   $           488
                                             ============   ===============

The accompanying notes are an integral part of these statements.
				 -6-



           TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Presentation of Interim Financial Statements


The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K. In the opinion of management, these financial statements include all adjustments(consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at December 31, 1998 and the results of its operations and its cash flows for the three and six months ended December 31, 1998 and 1997 respectively. The results of operations for the three-month and six-month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30,1999.

(2)  Basic and Diluted Earnings (Loss) per Common Share

The following data shows the amounts used in computing earnings per share for the three and six months ended December 31, 1998 and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                             For the Three  For the Six
                                             Months Ended   Months Ended
                                             December31,    December 31,
                                                 1998           1998
                                             -------------  ------------

Income available to common shareholders
  used in basic earnings per share           $      27,364  $     97,847
                                             -------------  ------------

Income available to common shareholders
  after assumed conversions of dilutive
  securities                                 $      27,364  $     97,847
                                             =============  ============
Weighted average number of common shares
  used in basic earnings per share              18,833,717    18,833,717
     Effect of dilutive securities:
          Stock Options                             50,000        50,000
          Stock Warrants                           688,075       688,075
                                             -------------   -----------
Weighted average number of common shares
  and dilutive potential common shares
  Used in dilutive earnings per share           19,571,792    19,571,792
                                             =============   ===========

Options on 924,286 shares of common stock and warrants on 3,266,507 of common stock were not included in computing diluted loss per share for the three and six months ended December 31, 1997 because their effects were antidilutive.

(3)  Revenue recognition on long term software contracts

Revenues from long term software installations are recognized on the percentage of completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract.

Contract costs include all direct material, labor and subcontract costs and those indirect costs relating to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to revenues and costs and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

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

Item 2 - Management's Discussion and Analysis of Financial
   Condition and Results of Operations.

GENERAL

This discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K(sb) for the fiscal year ended June 30, 1998.

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

As of December 31, 1998, the Company has installed its EDNet product in 26 emergency department sites 4 of which have been upgraded to the EDNet32 Window version, In addition, the Company has received deposits for upgrades to the Windows version from additional current clients. All sites have annual maintenance contracts for continued support and updates. It is anticipated that most, if not all of these sites, will renew this maintenance on an annual basis.

As of December 31, 1998, the Company had sold or leased its RCMS product to two hospitals and its RCMS/X product to two hospitals at various locations through out the United States. Generally, the Company's customers purchase the computer hardware from the Company, lease the Company's software, and enter into a service contract for the lease period.

RESULTS OF OPERATIONS

For the three months ended December 31, 1998 compared with the three months ended December 31, 1997.

During the three-month period ended December 31, 1998, the Company had revenues of$224,727 which represented a 31 percent increase from $170,955 for the corresponding period of the prior fiscal year. The 1998 sales consisted of:

               3 Month                  3 Month                          %
                Ended                    Ended       %       Changes   Change
             December 31,     %       December 31,   of         in       of
                 1998        Sales        1997      Sales      Sales    Sales
              ----------   ---------   ---------  --------   --------  ------
Emergency     $  148,698      66%      $  80,595     47%     $ 66,103    85%
Respiratory       30,940      14%         75,021     44%      (44,081)  (59%)
Consulting        45,089      20%         15,339      9%       29,750   194%
              ----------   ---------   ---------  --------   --------  ------
              $ 224,727       100%     $ 170,955     100%    $ 53,772    31%
              =========    =========   =========  ========   ========  ======

The sales increase resulted primarily from the Company's success in upgrading existing clients to the EDNet32 windows product. Increased emergency and consulting revenues more than offset a continuing decline in respiratory revenues.

Cost of revenues increased 16% to $77,211 for the three-month period ended December 31, 1998 from $66,740 for the corresponding period of the prior fiscal year. This is a result of the shift in revenues toward consulting sales and software installations which tend to be more resource intensive than maintenance revenue.

Selling, general, and administrative expenses increased 35% to $80,048 for the three-month period ended December 31, 1998 from $59,304 for the corresponding period of the previous fiscal year. This reflects the increased sales effort to market the newly updated EDNet32 windows emergency department software.

Software development costs declined 16% to $55,463 for the three-month period ended December 31, 1998 from $66,254 for the corresponding period of the prior fiscal year. The Company's development effort has been scaled back as the installation of the new windows product has escalated. Development during the quarter focused on enhancements to the EDNet32 product.

The Company had operating net income of $12,005 for the three-month period ended December 31, 1998 compared with an operating loss of $21,343 for the corresponding period of the previous year. This is a direct result of increased revenues from consulting and emergency software sales.

Interest expense increased to $2,107 for the three-month period ended December 31,1998 compared to $996 during the prior fiscal year. The Company realized a net gain of $16,903 from forgiveness of debt by two creditors in conjunction with a financial restructuring.

The Company's net per common share was $0.00 per share for the three month period ended December 31, 1998 compared with ($0.00) for the corresponding period of the previous fiscal year.

For the six months ended December 31, 1998 compared with the six months ended December 31, 1997.

During the six month period ended December 31, 1997, the Company had revenues of $466,650, which represented a 38% increase from $339,133 for the corresponding period of the prior fiscal year. The 1998 sales consisted of:

               6 Month                  6 Month                          %
                Ended                    Ended       %       Changes   Change
             December 31,     %       December 31,   of         in       of
                 1998        Sales        1997      Sales      Sales    Sales
              ----------   ---------   ---------  --------   --------  ------
Emergency     $  297,989      64%      $ 148,254     44%     $149,735   101%
Respiratory       61,879      13%        152,411     45%      (90,532)  (59%)
Consulting       106,782      23%         38,468     11%       68,314   178%
              ----------   ---------   ---------  --------   --------  ------
              $ 466,650       100%     $ 339,133     100%    $127,517    38%
              =========    =========   =========  ========   ========  ======


The increase in sales was due to the successful marketing of the EDNet windows product and an increase in the number of consulting projects. These higher revenues offset the continuing decline in the number of RCMS clients and the decreased revenue from this product line.

Cost of revenues increased 8% to $150,611 for the six-month period ended December 31,1998 from $138,896 for the corresponding period of the prior fiscal year. This increase is due to the shift of sales into upgrades for emergency departments and increased consulting revenues, which tend to be more labor intensive.

Selling, general, and administrative expenses increased 12% to $148,330 for the six-month period ended December 31, 1998 from $132,142 for the corresponding period of the previous fiscal year. This reflects increased activity to bring the EDNet32 Windows product to market.

Software development expenses decreased 23% to $ 83,306 for the six-month period ended December 31, 1998 from $107,669 for the corresponding period of the prior fiscal year. This is primarily the result of the completion of the major development phase of the EDNet32 product.
Development activities have moved into product enhancements, which are less resource intensive.

The Company had operating income of $84,403 for the six-month period ended December 31, 1998 compared with an operating loss of $ 39,574 for the corresponding period of the previous year. This is a direct result of improved revenue performance and attention to cost control.

Interest expense increased to $4,160 for the six-month period ended December 31, 1998 from $2,008 for the corresponding period of the prior year. The Company realized a net gain of $16,903 from forgiveness of debt by two creditors, in conjunction with a financial restructuring.

The Company's net income per share increased to $0.00 as compared with $(0.00) for the corresponding period of the previous year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for capital are to fund an increased sales effort and to stay current on its internal hardware needs. For the six months ended December 31, 1998 net cash provided by operating activities was $13,052 as compared to those same activities using $27,017 in the six months ended December 31, 1997, an increase of $40,069 or an increase of 148%.
The Company has sufficient capital for its current operations. However, in order to significantly expand sales, the Company will require additional cash from an external source. At December 31, 1998 the Company had total assets of $155,949 and shareholders equity of ($188,005) compared to total assets of $100,753 and shareholders equity of ($285,852) at June 30, 1998, the Company's last fiscal year end. The 55% increase in assets is primarily the result of increased cash and accounts receivable. The 34% improvement in shareholders equity is primarily the result of operations. The Company did not capitalize any software development costs during the six months ended December 31, 1998 not did it capitalize any such costs during the prior year.

The Company's cash position increased by $1,807 during the six month period ended December 31, 1998 to $23,744 up from $21,937 as of June 30, 1998. The Company's working capital was ($175,203) at December 31, 1998 as compared to ($292,487) at June 30, 1998, an improvement of 40%.

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


Dated: April 8, 1999                    TENET INFORMATION
                                        SERVICES, INC.



                                        /s/ Jerald L. Nelson
                                        --------------------------------------
                                            Jerald L. Nelson
                                            Chairman of the Board of Directors