Form 10QSB
period 1999-03-31
TENET INFORMATION SERVICES INC
filed 1999-05-17
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

Mark One)[ x ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

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
               (Address of principal executive office)

                        (801) 268-3480
                  (Issuer's telephone number)

                           No Change
    (Former name, former address and former fiscal year, if changed since last report)


Check whether the Issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes    X    No
(2)  Yes    X    No

The Company had 19,571,792 shares of common stock outstanding at May 17,
1999



                  Tenet Information Services, Inc.

                       TABLE OF CONTENTS

PART I FINANCIAL INFORMATION                                      Page


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

                 PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

        TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                            ASSETS

                                                       March 31, 1999
                                                       --------------
CURRENT ASSETS:
     Cash                                              $       29,194
     Accounts receivable, net of allowance for
     doubtful accounts of $7,500                              125,387
                                                       --------------
       Total current assets                                   154,572
                                                       --------------
FURNITURE, FIXTURES AND EQUIPMENT                             130,769
     Less accumulated depreciation and
       amortization                                          (118,254)
                                                       --------------
                                                               12,515
                                                       --------------
OTHER ASSETS, net                                               1,425
                                                       --------------
                                                       $      168,512
                                                       ==============


The accompanying notes are an integral part of this balance sheet.
                                 -1-




           TENET INFORMATION SERVICES, INC. AND SUSIDIARY
          CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                          (Unaudited)



                 LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES:
     Note Payable                                      $            -
     Accounts payable                                          75,505
     Accrued salaries and benefits                             47,375
     Amounts due to related parties                            15,406
     Deferred revenue                                         122,294
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                       36,593
     Current portion of long term liabilities                   3,648
                                                       --------------
         Total current liabilities                            300,821
Long Term Liabilities:                                 --------------
     Notes Payable                                             25,000
     Notes Payable to related parties                          27,136
                                                       --------------
         Total long term liabilities                           52,136
                                                       --------------

SHAREHOLDERS' EQUITY:
     Common stock, $.001 par value;
       100,000,000 shares authorized;
       10,708,248 shares outstanding                           18,834
     Additional paid-in capital                             4,834,421
     Warrants outstanding                                       7,987
     Accumulated deficit                                   (5,049,247)
                                                       --------------
       Total shareholders' equity                            (184,445)
                                                       --------------
                                                       $      168,512
                                                       ==============
The accompanying notes are an integral part of this balance sheet.

               TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                                             For the Three Months Ended
                                                        March 31,
                                                     1999                1998
                                           --------------       -------------
REVENUES                                   $      216,709       $     153,892
                                           --------------       -------------
COSTS AND EXPENSES:
   Cost of revenues                                69,943              68,908
   Selling, general and administrative             90,645              65,429
   Software development                            50,909              56,247
                                           --------------       -------------
total costs and expenses                          211,497             190,584
                                           --------------       -------------
NET GAIN OR LOSS FROM OPERATIONS                   5,212              (36,692)
                                           -------------        -------------
OTHER INCOME (EXPENSE):
     Interest expense                             (1,707)             (17,641)
     Interest income                                  55                  154
                                           -------------        -------------
        Other expense, net                        (1,652)             (17,487)
                                           -------------        -------------
Extraordinary Item - Net of 0 Tax Effect
     Gain on extinguishment of debt                     -               9,933

NET GAIN OR LOSS                           $        3,560       $     (44,246)
                                           ==============       =============

NET GAIN OR LOSS PER COMMON SHARE          $          .00       $        (.00)
                                           ==============       =============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                           19,571,792           13,729,253
                                           ==============       ==============

The accompanying notes are an integral part of these statements.

              TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                               For the Nine Months Ended
                                                        March 31
                                                    1999                 1998
                                           --------------       -------------
REVENUES                                   $      683,359       $     493,025
                                           --------------       -------------
COSTS AND EXPENSES:
     Cost of revenues                             220,554             207,804
     Selling, general and administrative          238,975             197,571
     Software development                         134,215             163,916
                                           --------------       -------------
     Total Costs and Expenses                     593,744             569,291
                                           --------------       -------------
NET GAIN OR LOSS FROM OPERATIONS                   89,615             (76,266)
                                           --------------       -------------
OTHER INCOME (EXPENSE):
     Write-off of excess purchase price                 -                   -
     Interest expense                              (5,867)            (19,649)
     Interest income                                  756                 441
                                           --------------       -------------

        Other expense, net                         (5,111)            (19,208)
                                           --------------       -------------
Net Gain or Loss Before Extraordinary Item         84,504             (95,474)
                                           --------------       -------------
Extraordinary Item - Net of 0 Tax Expense
     Gain on extinguishment of debt                16,903               9,933

NET GAIN OR LOSS                           $      101,407       $     (85,541)
                                           ==============       =============

NET GAIN OR LOSS PER COMMON SHARE          $          .01       $        (.00)
                                           ==============       =============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                           19,571,792          13,251,962
                                           ==============       =============

The accompanying notes are an integral part of these statements.

        TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                              For the Nine Months Ended
                                                        March 31,
                                                    1999                1998
                                           -------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                     $      101,407       $     (85,545)
     Adjustments to reconcile net
       loss to net cash (used in) provided
       by operating activities
      Depreciation and amortization                 4,162               8,148
      Stock issued for services & expenses              -              32,528
      Gain on extinguishment of debt              (16,903)             (9,933)
      (Increase) decrease in assets, net
        of effect of acquisitions:
         Accounts receivable, net                 (53,197)            (35,788)
      Increase (decrease) in liabilities,
        net of effect of acquisitions:
         Accounts payable                          10,843              24,907
         Accrued expenses and interest                  -              12,580
         Accrued salaries and benefits              4,015                 546
         Amounts due to related parties           (30,206)                  -
         Deferred revenue                         (40,903)             30,347
         Notes Payable                            (31,185)                  -
         Billings in excess of earned
           Revenues                                36,593                   -
         Current maturities of notes payable        3,648                   -

      Net cash (used in) provided by
        operating activities                      (33,412)            (22,210)
                                           --------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of furniture, fixtures and
        equipment                                 (11,467)                  -
                                           --------------       -------------

      Net cash used in investing
        activities                                (11,467)                  -
                                           --------------       -------------



The accompanying notes are an integral part of these statements.

        TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS (Continued)
                          (Unaudited)

                                                 For the Nine Months Ended
                                                            March 31,
                                                     1999                1998
                                           --------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Conversion of short term notes to long
        term debt                          $       52,136                   -
     Proceeds from issuance of long
        term debt                                       -              29,306
     Principal payments on long-term debt               -             (27,445)
     Sale of common stock,
       net of offering costs                            -              12,278
                                           --------------       -------------
      Net cash provided by financing
        activities                                 52,136              14,140
                                           --------------       -------------
NET INCREASE (DECREASE) IN CASH                    (7,257)             (8,070)

CASH, at beginning of period                       21,937              27,338
                                           --------------       -------------
CASH, at end of period                     $       29,194       $      19,268
                                           ==============       =============
Supplemental disclosure of cash
  flow information:

     Cash paid during the period
       for interest                        $          406       $         488
                                           ==============       =============

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

In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 1999 and the results of its operations and its cash flows for three and nine months ended March 31, 1999 and 1998 respectively. The results of operations for the three and nine-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 1999.

(2)  Basic and Diluted Earnings per Common Share

The following data shows the amounts used in computing earnings per share for the three and nine months ended March 31, 1999 and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                            For the Three        For the Nine
                                             Months Ended        Months Ended
                                                March 31,           March 31,
                                                     1999                1999
                                               ----------       -------------

Income (loss) available to common shareholders
  used in basic earnings per share             $    3,561          $  101,407
                                               ----------          ----------
Income available to common shareholders after
  assumed conversions of dilutive  securities      3,561           $  101,407
                                               =========           ==========
Weighted average number of common shares used
 in basic earnings per share                   18,833,717          18,833,717
  Effect of dilutive securities:
       Stock Options                               50,000              50,000
       Stock Warrants                             688,075             688,075
                                               ----------          ----------
Weighted average number of common shares and
 dilutive potential common shares Used in
 dilutive earnings per share                   19,571,792          19,571,792
                                               ==========          ==========

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

As of March 31, 1999, the Company had sold or leased its RCMS product to two hospitals and its RCMS/X product to one hospital at various locations through-out the United States. Generally, the Company's customers purchase the computer hardware from the Company, lease the Company's software and enter into a service contract for the lease period. The Company at this time is not actively marketing the RCMS/X product, and there is at present no development program ongoing.

As of March 31, 1999, the Company had installed its EDNet product in 26 emergency department sites. Five sites have upgraded to EDNet 32 Windows version. All sites have annual maintenance contracts for continued support and updates. It is anticipated that a vast majority, if not all of these sites, will renew this maintenance on an annual basis.

Results of Operations

For the three months ended March 31, 1999 compared with the three months ended March 31, 1998.

During the three-month period ended March 31, 1999, the Company had revenues of $216,700 which represented a 41 percent increase from $153,892 for the corresponding period of the prior fiscal year. The 1999 sales consisted of:


                 Ended      % of        Ended      % of   Change in    % Change
               3/31/99     Sales      3/31/98     Sales       Sales       Sales
              --------     -----     --------     -----   ---------    --------

Emergency     $148,942       69%     $ 80,753       52%   $  68,189         84%
Respiratory   $ 31,157       14%     $ 69,362       45%   $ (38,205)       (55%)
Consulting    $ 36,601       17%     $  3,777       02%   $ (32,824)       869%
              --------      ----     --------     -----   ---------     -------
              $216,700      100%     $153,892      100%   $ (62,808)        41%
              ========      ====     ========     =====   =========     =======

This sales increase was due to increased emergency department and consulting revenues which offset the continuing declines in respiratory revenues.

Cost of revenues increased 2% to $69,943 for the three-month period ended March 31, 1999 from $68,908 for the corresponding period of the prior fiscal year. This increase is a result of the shift in revenues away from the respiratory product.

Selling, general, and administrative costs increased 39% to $90,645 for the three-month period ended March 31, 1999 from $65,429 for the corresponding period of the previous fiscal year. This reflects the increased sales effort to market the newly updated EDNet32 Windows emergency department software as well as increased installation expenses.

Software development costs decreased 9% to $50,909 for the three-month period ended March 31, 1999 from $56,247 for the corresponding period of the prior fiscal year. The decline in development expenses reflects the focus on enhancements to the EDNet product rather than the intensive full-scale development o the prior year. The company has elected not to capitalize any of its development expenses for EDNet32

The Company had operating income of $5,212 for the three-month period ended March 31, 1999 compared with an operating loss of $36,692 for the corresponding period of the previous year. This is a direct result of increased sales and orders for the Company's products.

Interest expense decreased to $1,707 for the three-month period ended March 31, 1999 from $17,641 for the corresponding period of the prior year. The Company has reduced its outstanding debt in favor of additional equity.

The Company's net income per share increased to $.00 as compared with $(0.00) for the corresponding period of the previous year.


For the nine months ended March 31, 1999 compared with the nine months ended March 31, 1998.

During the nine month period ended March 31, 1999 the Company had revenues of $683,359 which represents a increase of 39% from the corresponding period of the prior fiscal year. This increase in sales is due to the company's decision to make the EDNet32 system its main product line. In addition the Company is taking advantage of consulting opportunities because all its resources are no longer tied up in development.

               9-Month               9-Month
                 Ended      % of       Ended      % of   Change in
               3/31/98     Sales     3/31/98     Sales       Sales    % Change
              --------     -----    --------     -----   ---------    --------
Emergency     $446,941       65%    $229,007       46%   $ 217,934         95%
Respiratory   $ 93,035       14%    $221,773       45%   $(128,738)       (58%)
Consulting    $143,383         %    $ 42,245       09%   $ 101,138        239%
              --------     -----    --------     -----   ---------    --------
              $683,359      100%    $493,025      100%   $ 190,334         39%
              ========     =====    ========     =====   =========    ========

Cost of revenues increased 6% to $220,554 for the nine-month period ended March 31, 1999 from $207,804 for the corresponding period of the prior fiscal year. This increase is due to the increased mix of consulting revenue in total sales. Consulting has a lower gross margin than the sale and installation of software.

Selling, general, and administrative costs increased 21% to $238,975 for the nine-month period ended March 31, 1999 from $197,571 for the corresponding period of the previous fiscal year. This reflects an increase in personnel, increased marketing and sales expenses.

Software development costs decreased 18% to $134,215 for the nine-month period ended March 31, 1999 from $163,916 for the corresponding period of the prior fiscal year. This is primarily the result of the Company's winding down of the development of the emergency department Windows product, and of the fact that the Company has elected not to capitalize any of the development costs for EDNet 32.

The Company incurred an operating gain of $89,615 for the nine-month period ended March 31, 1999 compared with an operating loss of $ 72,266 for the corresponding period of the previous year. This is a direct result of increased orders and sales for the Company's products.

Interest expense decreased to $5,867 for the nine-month period ended March 31, 1999 from $19,649 for the corresponding period of the prior year. This decline reflects the improved working capital position of the Company as well as debt reduction.

The Company's earnings per share increased to $0.01 from $(0/00) for the corresponding period of the previous year.


Liquidity and Capital Resources

The Company's cash position increased by $9,926 during the nine month period ended March 31, 1999 to $29,194 as compared to $19,268 as of June 30, 1998. The Company had a working capital deficit of $146,249 as of March 31, 1999 as compared with a deficit of $345,230 as of June 30, 1998. Operating activities used $33,412 for the nine month period ended March 31, 1999 as compared with using $22,210 the the corresponding period of the previous year. The principal sources of cash have been (i) operating income, (ii) proceeds from conversion of warrants of $12,278 from March 31 1998, and (iii) gain on forgiveness of debt of $16,903.

Inflation has not had a significant impact on the Company's operations.

                                 -10-

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

Item 6.     Exhibits and Reports on Form 8-K       None



                            SIGNATURES

ursuant to the requirements of the Securities Exchange Act of 1934, the egistrant has duly caused this report to be signed on its behalf by the ndersigned thereunto duly authorized.
ated: May 17, 1999            TENET INFORMATION
 SERVICES, INC.
                          ----------------------
                            /s/ Jerald L. Nelson
                                Jerald L. Nelson
                           Chairman of The Board




                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: : May 17, 1999          TENET INFORMATION
  SERVICES, INC.



                                _______________________
                                Jerald L. Nelson
                                Chairman of the Board