Form 10KSB
period 1999-06-30
TENET INFORMATION SERVICES INC
filed 1999-09-28
CIK 845696

FORM 10-K(SB)


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


            Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended June 30, 1999

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

                             Common Stock
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  (1)  Yes_X__  No_____   (2)  Yes  X  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K, or any amendment to this Form 10-K [   ].

The number of shares outstanding of the Registrant's Common Stock as of June 30, 1999 was 19,065,892.

                          TABLE OF CONTENTS


                                                                  Page #
PART I

     Item 1      Business                                            1

     Item 2      Properties                                          7

     Item 3      Legal Proceedings                                   7

     Item 4      Submission of Matters to a Vote of
                 Security Holders                                    7

PART II

     Item 5      Market for the Registrant's Common Equity
                 and Related Stockholder Matters                     7

     Item 6      Selected Financial Data                             8

     Item 7      Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operation                                        8

     Item 8      Financial Statements                               12

     Item 9      Changes In and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure                                         13


PART III

     Item 10     Directors, Executive Officers, Promoters
                 and Control Persons of the Registrant:
                 Compliance with Section 16)a)
                 of the Exchange Act                                13

     Item 11     Executive Compensation                             14

     Item 12     Security Ownership of Certain Beneficial Owners
                 and Management                                     16

     Item 13     Certain Relationships and Related Transactions     16

     Item 14     Exhibits and Reports on Form 8-K                   25


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

In 1983, Becton's management decided to sell the high technology pulmonary and respiratory care business. The Company was organized on February 24, 1984 by employees of Telemed to purchase Telemed's pulmonary and respiratory care information services business. In March 1984, the Company purchased that business for cash and a promissory note payable to Becton. The Company then repositioned its business to focus on providing the RCMS family of products, with a view to offering cost-effective information systems that allow health care institutions to provide better care at less cost. The Company built and serviced much of its mini-computer based hardware and developed its own proprietary software, all state of the art for the mid-eighties.

By 1988, annual revenue had grown to $2.4 million and the Company completed an initial public offering of its common stock through Schneider Securities in 1989. By September 15, 1989, 23 hospitals were using the Company's respiratory care management systems (then referred to as "RCMS") and the Company employed 23 full and part-time employees.

Over time, with improvements in computer hardware and performance, the mini-computer based product became dated. With the entrance of two P.C. based competitors, the market shifted away from the Company's Respiratory product. The last RCMS sale was made in January 1991. The Company launched a technical development effort to create a new generation of products and meet the competitive challenge. New technology required new programmers, and in 1994 a new senior management team was put in place.

A newly developed system, designated as the RCMS/X, was designed to use off-the-shelf P.C. hardware, commercially available software such as a UNIX operating system and the ORACLE relational data base.
 The system's open architecture allowed it to share information easily with other computers and networks. In 1993, the first two Beta sites were installed and the system was thoroughly tested. In the spring of 1995, after more than three years of development and testing, a production system RCMS/X, including handhelds and hospital interfaces was installed. There have not been any further installations of the RCMS/X since 1995, when the Company decided to focus its development efforts on its new Emergency Department Management System.
                                1
(PAGE)

ACQUISITIONS:

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

In connection with the assets purchased, the Company also entered into three-year employment agreements with HCG's two principal shareholders and agreed to issue certain warrants to purchase common stock and to grant certain options to purchase common stock based on future performance.

HCG provides healthcare institutions, mainly hospitals, with professional high-quality, cost effective, consulting services, which produce a more efficient, lower cost care delivery model while maintaining the highest quality of care standards. Consulting services are provided in the following areas:

Nurse Staffing and Patient Classification
Cost Benefit Analysis for Computerized Patient Records (CPR)
Productivity
Cost Accounting
Operations Assessment
Modeling and Simulation

NATIONAL MICROCOMPUTER CORPORATION MERGER

On September 29, 1995, the Company and National MicroComputer Corporation ("NMC") approved the terms of an Agreement and Plan of Reorganization (the "Agreement") pursuant to which NMC was merged with and into Tenet Merger Subsidiary, Inc., a wholly owned subsidiary of the Company incorporated for the purpose of effecting the merger. NMC developed and marketed an integrated information management/patient tracking system (EDNet) designed specifically for use in emergency departments.

Emergency Department Network System

Dr. Richard Gwinn, MD, an emergency medicine professional, founded NMC in California in 1979. NMC originated the concept of a computerized patient tracking and information management system dedicated to emergency department operations. The Emergency Department Network ("EDNet") was first developed in 1989. Early versions ran on highly proprietary hardware and software with limited flexibility and functionality.

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

                                2
(PAGE)

EDNet is currently in its fifth release, (EDNet 32) as a Windows 95/NT compliant product. Recent enhancements include discharge aftercare instructions database, a user-sortable patient tracking display and the development of triage assessment protocols, auto faxing, and auto paging. EDNet 32 for Windows was released in the spring of 1998.

System Architecture - EDNet32 is written in Borland C++ Builder using the Borland Database Engine. All permanent databases and most control files use Paradox level 7 tables. Files are compatible with either Borland Paradox 7 or Corel Paradox 8. EDNet32 is supplied complete with all necessary licenses. EDNet 32 runs under Microsoft Windows 95 or later along with other applications. The system can be tied to mulitple data bases such as Oracle, Sybase, Informix, Sequel Server and Paradox.

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

Individual workstations should be Pentium II's or better, with at
least 32MB of RAM.   Workstations must fully support SVGA color
graphics. Stations should have Windows installed. In addition to the appropriate number of end-user workstations, Tenet recommends a dedicated station for remote access communication and a dedicated station for interfaces from the hospital-wide information system. A 56K baud modem is required. PC Anywhere should be installed on the communications station.

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

(PAGE)

Triage Function - EDNet provides the ability to create triage procedures that meet requirements for intake and initial assessment of ambulatory patients. This function is separate from but fully integrated with the Registration Module. Triage may take place either before or after patient registration, as the patient's medical condition requires. Data is merged when both functions have been completed. The triage assessment function contributes to the EDNet database to improve the quality management, research and outcome tracking.

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

(PAGE)

EDNet Discharge Module is extremely flexible. During configuration, various discharge procedures are created to handle standard discharge, hospital admission, transfer, workers compensation cases, trauma registry and other situations. A comprehensive ICD-9 code database is available. Various database menus may be included to record additional details of a patient visit.

Hospitals may wish to accompany the discharge instructions with pertinent information about the facility. Individual instructions are stored in an extensive database, and are chosen from a menu where they can be catalogued by a physician, and related to ICD-9 codes. Free-form instructions are fully supported and multiple instructions may be selected. Instruction sets may be imported from other discharge instruction generating systems.

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


MARKETING

The Company's marketing efforts are directed at broadening the market for its products by increasing awareness among directors of emergency departments and chief information officers. In support of its sales efforts, the Company conducts programs that include advertising, direct mail, trade shows and ongoing customer communications programs. The Company also keeps its customers informed of advances in the field through e-mail and other mailings.
 The Company maintains a Web site on the Internet that provides Company and product information for its products. (www.Tenetinfo.com)

The position of Vice President of Sales is vacant and is currently being filled by the President of the company.

As of June 30, 1999, the Company had sold its EDNet product to 27 emergency department and urgent care sites. These sites have annual maintenance contracts for continued support and updates. It is anticipated that a vast majority, if not all of these sites, will renew this maintenance on an annual basis. As of June 30, 1999 the Company was in the process of installing EDNet32 upgrades at 13 additional sites. The Company has previously completed the installations of its new Windows 32 product at 10 sites.

The Consulting division provides consulting support to major hospitals throughout the country. These services consist primarily of cost benefit evaluations, patient classification for nursing, and productivity management for all other departments. Consulting services are charged on a negotiated fee basis. As of June 30, 1999 the Company was providing consulting services to three hospitals.

(PAGE)

As of June 30, 1999, the Company had two clients still using its Respiratory product. Both of these clients have been notified that their products are not year 2000 compliant and that the Company would not be supporting them after December 31, 1999.

The Company believes that high-quality customer service and technical support are essential competitive factors in its marketplace. Through its training, consulting, maintenance, and support services, Tenet is aware of customers' needs and strives to provide services that will maximize the results achieved by customers using Tenet's products. Maintenance, support, and training also provide valuable feedback that is used to refine, enhance, and develop Tenet's products. Customers receive maintenance support from a staff of experienced customer specialists via a telephone "hot line". Annual maintenance contracts are available for a fixed price per site. Customers with annual maintenance contracts also receive periodic product upgrades and feature/function enhancements.

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

The Company's future success will depend on its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and otherwise achieve market acceptance.


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

The current authorized common stock of the Company is 100,000,000 shares.


WARRANT, OPTION, AND DEBT CONVERSIONS

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


EMPLOYEES

At June 30, 1999, the Company employed ten full-time employees, one part-time employee and several independent service contractors. The number of employees and their responsibilities are as follows: two professional, seven technical, one administrative.

(PAGE)

COMPETITION

The health care information systems industry is highly competitive. There are many companies of considerable size and expertise that could enter the Company's market for emergency management systems. The Company is aware of competing emergency department information systems.

Our products target the emerging market for computerized patient and data management products in hospital and urgent care settings.

We face direct competition in the emergency department market from several other firms. Many of these competitors have significantly greater resources, name recognition and larger installed bases of customers than we do.

As a result, these potential competitors may be able to devote greater resources to the development, promotion and sale of their products than us.

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

ITEM 2:   PROPERTIES

The Company's headquarters and operational facilities are located in Salt Lake City, Utah. The Company leases approximately 3,490 square feet of office space at a cost $4,050 per month. This is pursuant to a lease that expires on November 15, 2000.

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

Just prior to its suspension from NASDAQ on November 1, 1991, the reported closing bid and asked prices of the Company's Common Stock were $.03125 and $.0625, respectively. In 1996 limited public trading of the Company's Common Stock resumed with price quotations available on the over the counter "bulletin board". During fiscal year ended June 30, 1999 a limited number of shares traded on the bulletin board market at a price range of $0.05 to $0.10 (bid). The number of shareholders of record for the Company's Common Stock as of June 30, 1999 was 327 which includes depositories and broker/dealers who hold shares of Common Stock in "nominee" or "street" names.

(PAGE)

ITEM 6:   SELECTED FINANCIAL DATA

The selected financial data as of and for each of the fiscal years ended June 30, 1995 through 1996 has been derived from the Company's financial statements which have been audited by Arthur Andersen, LLP, independent public accountants. Financial Data for fiscal years ended June 30, 1997, 1998 and 1999 has been derived from the Company"s financial statements which have been audited by Hansen Barnett & Maxwell, independent public accountants. The following selected financial data should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this Form 10-KSB.


Statement of Operations Data

                                    Year Ended June 30,
                          ----------------------------------------
                          1999     1998     1997    1996      1995
                          ----     ----     ----    ----      ----
                          (In thousands, except per share amounts)

Revenues                  879     $ 676    $ 757   $ 1,054    $ 369
Gain (loss) from
 operations                58       (48)    (431)     (571)   (319)
Net gain (loss)            69       (41)    (435)   (1,132)   (335)
Net gain (loss) per
 common share             .00      (.00)    (.03)     (.11)   (.07)

Balance Sheet Data
                                        As of June 30,
                         -----------------------------------------
                         1999      1998     1997   1996       1995
                         ----      -----    ----   ----       ----
                                   (In thousands)

Working capital
  (deficit)              (180)     (292)   $(470) $(319)      $(60)
Total assets              195       101       95    573        406
Long-term
 obligations               51         -        -      4         11
Stockholders' equity
  (deficit)              (208)     (286)    (453)  (106)       172


ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

The following discussion contains forward-looking statements regarding the company, its business, prospects and results of operations that are subject to risks and uncertainties posed by many factors and events that could cause the company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed herein as well as those discussed under the captions "risk factors" and "business" as well as those discussed elsewhere in this prospectus. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the company in this report and in the company's other reports filed with the securities and exchange commission that attempt to advise interested parties of the risks and factors that may affect the company's business.

As of June 30, 1999, the Company had sold its EDNet product to 27 emergency department and urgent care sites. These sites have annual maintenance contracts for continued support and updates. It is anticipated that a vast majority, if not all of these sites, will renew this maintenance on an annual basis. As of June 30, 1999 the Company was in the process of installing EDNet32 upgrade at 13 additional sites. The Company has completed installation of its new Windows 32 product at 10 sites.

(PAGE)

On October 24, 1998 the Company signed a consulting contract with a client in the Southwest to develop and install Intellichart, an inpatient nursing product.

As of June 30, 1999, the Company had sold or leased its RCMS/X product to two hospitals. Since the product is not Y2K compliant, this product will terminate on 12/31/99 if not before. The Company evaluated the feasibility and marketability of converting the RCMS/X code to be both year 2000 compliant and to run in a small hospital situation utilizing a Windows environment for added flexibility. It was decided that the Company"s limited resources would be better spent on its Emergency Department product

RESULTS OF OPERATIONS


FISCAL 1999 COMPARED WITH FISCAL 1998

During fiscal year 1999, the Company had revenues of $878,968, which represented an increase of $202,565 or 30% from $676,403 for the prior fiscal year. The following table presents the components of revenues for fiscal 1999 and 1998.

                                           ACTUAL
           REVENUES          FY 99         FY 98      INCREASE      PERCENT
        -------------     -----------    ---------   ----------   ----------
       EDNet Systems      $   587,604    $ 313,090   $ 274,514       89%

       RCMS Systems           124,206      277,580    (153,374)     (54%)
       Consulting             167,158       85,733      81,425       95%
                          -----------    ---------   ---------    ----------

       TOTAL              $   878,968    $ 676,403   $ 202,565       30%
                          ===========    =========   =========    ==========

The following table details cost of revenue by product, comparing the prior fiscal year as shown on financials.

                               1999         1998      (DECREASE)
                           -----------   ---------   ------------


       EDNet System and
       RCMS & RCMS/X
       Systems             $  269,213    $ 189,128    $   80,085
       Consulting              69,925       89,759       (19,834)
                          -----------  -----------    ----------

              TOTAL       $   339,138  $   278,887    $   60,251
                          ===========  ===========    ==========


Cost of revenues increased by $60,251, up 22% to $339,138 for fiscal year 1999 compared with $278,887 for the previous fiscal year. Cost of revenues related to the EDNet System and Respiratory System for fiscal year 1999 were $269,213, a gross margin of 62%. This compares to cost of revenues of $189,128 with a gross margin of 68% for the prior twelve month period. Overall gross profit for the fiscal year 1999 was 61% compared to 59% for the prior year. This improvement was a direct result of higher EDNet and consulting revenues.

Selling, general and administrative expenses increased by $35,890 or 15%, to $280,118 for fiscal year 1999 compared with $244,228 for the previous fiscal year. Higher sales levels required a modest expansion of overhead expenses. Software development expenses increased by $33 or 0%, to $201,326 for fiscal year 1999 from $201,293 for fiscal 1998. The Company's development effort continues at the same level in 1999 as in 1998.

As a result of the above factors, the net gain from operations increased to $58,386 for fiscal year 1999 compared with a loss of $48,005 for fiscal year 1998.

(PAGE)

Net interest expense decreased to $7,360 for fiscal year 1999 compared with $20,716 for fiscal year 1998. This is the result of reduced short term debt and debt forgiveness and the conversion of short term debt to long term debt.

Net income was $68,705 or $.00 per share for fiscal year 1999 compared with a loss of $40,556 or (0.00) per share for fiscal year 1998.


FISCAL 1998 COMPARED WITH FISCAL 1997

During fiscal year 1998, the Company had revenues of $676,403, which represented a decrease of $80,854 (11%) from $757,257 for the prior fiscal year. The following table presents the components of revenues for fiscal 1998 and 1997.

                                                                     PERCENT
                                         ACTUAL        INCREASE     INCREASE
       REVENUES          FY 1998        FY 1997       (DECREASE)    (DECREASE)
    -------------      ----------     ---------     -----------    ----------
    EDNet Systems      $  313,090     $  359,638   $  (46,548)        (13%)
    RCMS Systems          277,580        309,395      (31,815)        (10%)
    Consulting             85,733         88,224       (2,491)         (0%)
                       ----------     ----------   -----------     ----------

    TOTAL              $  676,403     $  757,257   $  (80,854)     $  (11%)
                       ==========     ==========   ==========      =======

The following table details cost of revenue by product, comparing the prior fiscal year as shown on financials.

                                                          INCREASE
                                 1998           1997     (DECREASE)
                             ------------  ------------  -----------

       EDNet System and
       RCMMS & RCMS/X
       Systems               $    189,128  $    203,985  $  (14,857)
       Consulting                  89,759       116,518     (26,759)
       Amortization &
         writedown of
         deferred software
         costs                          -       180,637    (180,637)
                              -----------   -----------   ----------

       TOTAL                  $   278,887   $   501,140   $ (222,253)
                              ===========   ===========   ===========


Cost of revenues decreased by $222,253 (44%) to $278,887 for fiscal year 1998 compared with $501,140 for the previous fiscal year. Cost of revenues related to the EDNet System and Respiratory System for fiscal year 1998 were $189,128, with a gross margin of 68%. This compares to cost of revenues of $203,985 with a gross margin of 70% for the prior twelve month period.

Amortization and write-downs of deferred software costs were 0 for fiscal year 1998 compared with$180,637 for the previous fiscal year. Consulting cost of revenue decreased by 23% to $89,759 for fiscal year 1998 from $116,518 for the fiscal year 1997.

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

(PAGE)

As a result of the above factors, the net loss from operations decreased to $48,005 for fiscal year 1998 compared with a loss of $431,384 for fiscal year 1997.

Net loss decreased to $40,556 or $.00 loss per share for fiscal year 1998 compared with loss of $435,169 or $.03 loss per share for fiscal year 1997.


LIQUIDITY AND CAPITAL RESOURCES

On February 20, 1998 the Company"s board of directors authorized a reduction in exercise price on all outstanding Class A, B, C & D Warrants and options to $.03/share contingent upon exercise by March 20, 1998. The original exercise prices ranged from $.05 to $.42 per share. A total of 2,578,430 warrants and 1,164,286 options were exercised. As a result of the exercise, the Company received cash of $17,321 and extinguished $94,961 of debt held by the option and warrant holders. In addition, the Company converted $62,174 of debt into 2,072,496 of common stock.

The Company"s cash position increased by $10,102 during the fiscal year ended June 30, 1999 to $32,039 as compared to $21,937 as of June 30, 1998. The Company had a working capital deficit of $180,257as of June 30, 1999 as compared with a deficit of $292,487 as of June 30, 1998. Operating activities provided $36,050 for the fiscal year ended June 30, 1999 as compared with using $20,584 for the corresponding period of the previous year. There were debt payments of $661 during the fiscal year ended June 30, 1999 as compared with $31,445 for the corresponding period of the previous year.

While a portion of the current liabilities, approximately $19,000, is owed to present officers and/or directors, there can be no assurances that these officers/directors will not seek payment in the near term.

Inflation has not had a significant impact on the Company's operations.

Year 2000 Disclosure - The Company does not anticipate incurring any substantial expenses to modify its software or operations to adjust for the year 2000.

ITEM 7A:   MARKET RISK SENSITIVE INSTRUMENTS
      N/A

(PAGE)



ITEM 8:    FINANCIAL STATEMENTS


               TENET INFORMATION SERVICES, INC. AND SUBSIDIARY


                         INDEX TO FINANCIAL STATEMENTS

                                                                         Page

     Report of Independent Certified Public Accountants                  F-1

     Consolidated Financial Statements:

      Consolidated  Balance Sheet - June 30, 1999                        F-2

      Consolidated Statements of Operations for the Years
         Ended June 30, 1999 and 1998                                    F-3

      Consolidated Statements of Shareholders' Deficit for
         the Years Ended June 30, 1999 and 1998                          F-4

      Consolidated Statements of Cash Flows for the Years
         Ended June 30, 1999 and 1998                                    F-5

     Notes to Consolidated Financial Statements                          F-6

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Stockholders
Tenet Information Services, Inc.

We have audited the accompanying consolidated balance sheet of Tenet Information Services, Inc. (a Utah corporation) and subsidiary as of June 30, 1999, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tenet Information Services, Inc. and subsidiary as of June 30, 1999, and the results of their operations and their cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.

                                            HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
July 29, 1999

               TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                JUNE 30, 1999

                                    ASSETS

Current Assets
 Cash                                                     $    32,039
 Accounts receivable, net of allowance for
   doubtful accounts of $7,500                                122,514
 Work performed in excess of billings                          16,676
                                                          -----------
      Total Current Assets                                    171,229
                                                          -----------
Furniture, Fixtures and Equipment                             144,589
 Less: Accumulated depreciation                              (122,181)
                                                          -----------
                                                               22,408
                                                          -----------
Other Assets, Net                                               1,425
                                                          -----------
Total Assets                                              $   195,062
                                                          ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                         $    97,430
 Accrued expenses                                              63,773
 Accrued interest                                               1,057
 Deferred revenue                                             103,663
 Billings in excess of work performed                          66,683
 Payable to related parties                                    18,880
                                                          -----------
      Total Current Liabilities                               351,486

Long Term Liabilities
 Notes payable                                                 25,000
 Note payable to officer/shareholder                           26,436
                                                          -----------
      Total Long-Term Liabilities                              51,436
                                                          -----------
Total Liabilities                                             402,922

Shareholders' Deficit
 Preferred stock, $0.01 par value; 1,000,000
  shares authorized, no shares issued                              -
 Common stock, $.001 par value; 100,000,000
  shares authorized, 19,065,892 shares issued
  and outstanding                                              19,066
 Additional paid-in capital                                 4,843,476
 Warrants outstanding                                           7,987
 Accumulated deficit                                       (5,078,389)
                                                          -----------
      Total Shareholders' Deficit                            (207,860)
                                                          -----------
Total Liabilities and Shareholders' Deficit               $   195,062
                                                          ===========

The accompanying notes are an integral part of these consolidated financial statements.

               TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                                          1999        1998
                                                       ----------  ----------
Revenues
 Software license fees and maintenance                 $  711,810  $  590,670
 Consulting services                                      167,158      85,733
                                                       ----------  ----------
    Total Revenues                                        878,968     676,403
                                                       ----------  ----------
Cost of Revenues
    Software license fees and maintenance                 269,213     189,128
    Consulting services                                    69,925      89,759
                                                       ----------  ----------
    Total Cost of Revenues                                339,138     278,887
                                                       ----------  ----------
Gross Profit                                              539,830     397,516

Operating Expenses
 Selling, general and administrative                      280,118     244,228
 Software development                                     201,326     201,293
                                                       ----------  ----------
    Total Operating Expenses                              481,444     445,521
                                                       ----------  ----------
Income (Loss) From Operations                              58,386     (48,005)

Other Income and Expense
 Interest income                                              776         757
 Interest expense                                          (7,360)    (20,716)
                                                       ----------  ----------
    Net Other Expense                                      (6,584)    (19,959)
                                                       ----------  ----------
Income (Loss) Before Extraordinary Item                    51,802     (67,964)

Extraordinary Item - Forgiveness of Debt
  (Net of $0 Tax Benefit)                                  16,903      27,408
                                                       ----------  ----------
Net Income (Loss)                                      $   68,705  $  (40,556)
                                                       ==========  ==========
Basic Earnings (Loss) Per Share
 Operations                                            $     0.00   $   (0.00)
 Extraordinary item                                          0.00       (0.00)
                                                       ----------   ---------
Total Basic Earnings (Loss) Per share                  $     0.00   $   (0.00)
                                                       ==========   =========
Diluted Earnings (Loss) Per Share
 Operations                                            $     0.00   $   (0.00)
 Extraordinary item                                          0.00       (0.00)
                                                       ----------   ---------
Total Diluted Earnings (Loss) Per Share                $     0.00   $   (0.00)
                                                       ==========   =========

The accompanying notes are an integral part of these consolidated financial statements.

               TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                  FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                   Common Stock
                               ----------------------  Additional
                                 Shares                Paid-In     Warrants    Accumulated
                                 Issued      Amount     Capital   Outstanding    Deficit       Total
                               ----------  ----------  ----------  ----------  -----------  -----------
 Balance, June 30, 1997        13,018,505  $   13,019  $4,611,517  $   29,721  $(5,106,538) $  (452,281)

Conversion of options and
 warrants to common stock at
 discounted rate for cash and
 conversion of liabilities      3,742,716       3,743     130,273     (21,734)          -       112,282

Issuance of common stock to
 satisfy amounts owed           2,072,496       2,072      60,102          -            -        62,174

Shares returned to Company     (1,084,286)     (1,084)      1,084          -            -            -

Shares issued to employees
 as compensation and to third
 parties as interest expense    1,084,286       1,084      31,445          -            -        32,529

Net loss                               -           -           -           -       (40,556)     (40,556)
                               ----------  ----------  ----------  ----------  -----------  -----------
Balance, June 30, 1998         18,833,717      18,834   4,834,421       7,987   (5,147,094)    (285,852)

Issuance of common stock
 to satisfy amounts owed          232,175         232       9,055          -            -         9,287

Net income                             -           -           -           -        68,705       68,705
                               ----------  ----------  ----------  ----------  -----------  -----------

Balance, June 30, 1999         19,065,892  $   19,066  $4,843,476  $    7,987  $(5,078,389) $  (207,860)
                               ==========  ==========  ==========  ==========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

               TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JUNE 30, 1999 AND 1998


                                                        1999        1998
                                                     ----------  ----------
Cash Flows From Operating Activities
  Net income (loss)                                  $   68,705  $  (40,556)
  Adjustments to reconcile net income (loss)
   to net cash from operating activities:
     Depreciation and amortization                        8,089      10,859
     Expenses related to the issuance of
       stock and stock options                               -       32,529
     Stock issued for services                            9,287          -
     Gain on forgiveness of debt                        (16,903)    (27,408)
     Change in assets and liabilities:
        Accounts receivable                             (50,333)    (22,188)
        Accounts payable                                  3,467      (7,087)
        Accrued liabilities                              23,265       1,482
        Deferred revenue                                (59,534)     31,785
        Work performed in excess of billings            (16,676)         -
        Billings in excess of work performed             66,683          -
                                                     ----------  ----------
     Net Cash Provided By (Used) In
      Operating Activities                               36,050     (20,584)
                                                     ----------  ----------
Cash Flows From Investing Activities
  Acquisition of furniture, fixtures and equipment      (25,287)         -
                                                     ----------  ----------
Net Cash Used In Investing Activities                   (25,287)         -
                                                     ----------  ----------
Cash Flows From Financing Activities
  Proceeds from the sale of common stock and
   warrants to purchase common stock                         -       17,321
  Proceeds from borrowings                                   -       29,307
  Principal payments on long-term debt                     (661)    (31,445)
                                                     ----------  ----------
     Net Cash Provided By (Used) by
      Financing Activities                                 (661)     15,183
                                                     ----------  ----------

Net Increase (Decrease) In Cash                          10,102      (5,401)

Cash at Beginning of the Year                            21,937      27,338
                                                     ----------  ----------
Cash at End of the Year                              $   32,039  $   21,937
                                                     ==========  ==========

Supplemental Disclosures of Cash
  Flow Information:
   Cash paid for interest                            $    3,069  $      488
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

       Tenet and its wholly owned subsidiary, NMC, (collectively, "the Company") sell and lease computer software license rights to hospitals throughout the United States. In addition, the Company sells maintenance contracts for these information systems. Substantially all of the Company's revenues are generated from hospitals and therefore, the Company's financial performance is partially dependent upon the viability of the healthcare economic sector.

       The Company is subject to various risks associated with companies in a similar stage of operations including dependence on key individuals, potential competition from larger and more established companies and the need to obtain adequate sources of financing.

       Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company previously experienced losses from operations. These factors previously caused substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company has net income of $68,705 and has a positive cash flow from operations of $36,050 for the current year. The Company has phased out its respiratory therapy product line and replaced it with the EDNet System which is deemed to be a more marketable and profitable product line. Management is also negotiating various sales agreements and is continuing to better manage its cash flow. Management is also considering raising capital through the issuance of warrants and other equity instruments. The Company has restructured its management personnel in an effort to streamline operations. In the current fiscal year, management has shown positive earnings compared to prior periods. These factors reasonablely mitigate the concern about the Company's ability to continue as a going concern.

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

       Revenue Recognition - The Company recognizes revenue in accordance with the provisions of Statement of Position No. 91-1 Software Revenue Recognition as follows:

       Revenues related to the EDNet System consist of sales of software licenses, installation of information systems and related software customization and enhancements. In addition, revenues are generated from annual software support and maintenance. Installation revenues are recognized on the percentage completion method measured by completion and acceptance of contracted milestones. The assets "work performed in excess of billings" represents revenues in excess of billings on uncompleted contracts. The liability "billings in excess of work performed" represents billings in excess of revenue recognized.

       Revenues from annual software and maintenance are recognized ratably over the term of each contract. Amounts billed in advance of revenue recognition for software and maintenance are recorded as deferred revenue.

       Revenues from consulting services are recognized when the services have been provided.

       Furniture, Fixtures and Equipment - Furniture, fixtures and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally 3 to 10 years. Depreciation expense was $8,089 and $10,859 for the periods ended June 30, 1999 and 1998. Maintenance and repairs are charged to expense as incurred and major improvements or betterments are capitalized. Gains or losses on sales or retirements are included in the statement of operations in the year of disposition. Furniture, fixtures and equipment include $135,916 of computer equipment used in operations and $8,673 of furniture, fixtures and other equipment at June 30, 1999.

       Software Development Costs - Costs incurred in creating computer software products are charged to operations as software development expense prior to the development of a detailed program design or a working model. After the detailed program design or working model is established, costs of producing product masters are capitalized as software development costs. The Company had no capitalized software costs at June 30, 1999.

       Costs of maintenance and customer support are recognized as expense when the related revenue is recognized or when those costs are incurred, whichever occurs first.

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

       Income Taxes - The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

       Advertising Costs - Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended June 30, 1999 and 1998 was $2,430 and $10,675 respectively.

       Stock-Based Compensation - Stock-based compensation to employees is measured by the intrinsic value method. This method recognizes compensation based on the difference between the fair value of the underlying common stock and the exercise price of the stock option on the date granted. Compensation relating to options granted to non employees is measured by the fair value of the options, computed by an option pricing model.

       Warranty Costs - A 90-day limited warranty is provided on sales of hardware and software licenses. Warranty costs incurred on hardware are passed through to the manufacturer. Warranty costs have not been material in any year presented, accordingly, these costs are expensed when incurred.

       Earnings (Loss) Per Share - In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS 128, earnings (loss) per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

 NOTE 3-EARNINGS (LOSS) PER SHARE

       The following data shows the amounts used in computing earnings per share for the year ended June 30, 1999 and the effect on income and weighted average number of shares of dilutive potential common stock:

      Income available to common shareholders
       used in basic earnings per share                          $    68,705
                                                                 ===========
      Income available to common shareholders
       after assumed conversions of dilutive securities          $    68,705
                                                                 ===========
      Weighted average number of common shares
       used in basic earnings per shares.                         18,948,850
                                                                 ===========
      Effect of dilutive securities
            Stock options                                             50,000
            Stock warrants                                           688,077
                                                                 -----------
      Weighted average number of common shares
       and dilutive potential common shares used in
       dilutive earnings per share                                19,686,927
                                                                 ===========

 The weighted average number of common shares used in the computation for basic loss per share was 14,643,578, options on 50,000 shares of common stock and warrants on 688,077 of common stock were not included in computing diluted loss per share for the period ended June 30, 1998 because their effects were antidilutive.

 NOTE 4-NOTES PAYABLE AND RELATED-PARTY DEBT

 Long-term notes payable consist of the following at June 30, 1999:

    Note payable to Utah Technology Finance
    Corporation at an interest rate of 9.75% per annum.
    Repayment of principal shall be paid in two lump
    sum payments of $12,500 due on December 30, 2000
    and 2001.                                                         25,000
                                                                   ---------
          Total Notes Payable                                      $  25,000
                                                                   =========

 Current related-party debt consists of the following at June 30, 1999:

  Debt payable to a related party corporation owned by an
     employee of the Company at an  interest rate of 8.5%,
     balance is due on demand                                      $   3,747

  Debt payable to officers/shareholders at an interest rate
    of 12% per annum, balance is due on demand                        15,133

 Long-term related party debt consists of the following at June 30, 1999:

  Note payable to an officer and shareholder, at an interest rate of 8% per annum. Payment of principal shall be
    made on or before March 31, 2002.                                 26,436
                                                                   ---------
    Total Related Party Debt                                       $  45,316
                                                                   =========
 Annual maturities are as follows:

               Period Ending June 30:
                       2000                 18,880
                       2001                 12,500
                       2002                 38,936

 NOTE 5-OPERATING LEASE

       The Company occupies its facilities and uses equipment under non-cancelable operating leases which expire in fiscal year 2001. Lease expense for fiscal 1999 and 1998 was $53,007and $47,896, respectively.

       Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of June 30, 1999 are as follows:

               Year Ended June 30,
                       2000               $ 50,000
                       2001                 21,073
                                          --------
                                          $ 71,073
                                          ========

 NOTE 6 - INCOME TAXES

       No benefit for income taxes has been recorded during the years ended June 30, 1999 and 1998. Certain risks exist with respect to the Company's future profitability, and management has concluded that, due to these uncertainties, the related net deferred tax asset may not be realized. Accordingly, a valuation allowance has been recorded to offset the deferred tax asset in its entirety.

       The components of the net deferred tax assets at June 30, 1999 are as follows:

       Deferred Tax Assets
          Tax net operating loss carry forward                   $ 1,572,655
          Tax credits carry forward                                  103,000
          Reserves and accrued liabilities                             5,499
                                                                 -----------
       Total Deferred Tax Assets                                   1,681,154
                                                                 -----------
       Valuation allowance                                        (1,681,154)
                                                                 -----------
       Net Deferred Tax Asset                                    $        -
                                                                 ===========

       During the years ended June 30, 1999 and 1998, the valuation allowance decreased by $28,031 and increased by $13,184 respectively.

       As of June 30, 1999, the Company has net operating loss carryforwards for federal income tax reporting purposes of approximately
       $4,216,893. The tax net operating losses will begin to expire in fiscal 2000.

       The Company has research and development tax credit and investment tax credit carryforwards of approximately $95,000 and $8,000, respectively, which will begin to expire in fiscal 2000.

       The following is a reconciliation of the income tax at the federal statutory rate of 34% with the provision for income taxes for the years ended June 30, 1999 and 1998:

                                                       1999         1998
                                                    --------     ---------
  Income tax expense (benefit) at statutory rate    $ 23,360     $ (13,789)
  Change in deferred tax valuation account           (28,031)       13,184
  Non deductible taxes                                 2,404         1,943
  State taxes, net of federal benefit                  2,267        (1,338)
                                                    --------     ---------
  Provision for Income Taxes                        $     -      $      -
                                                    ========     =========

 NOTE 7-CAPITAL STOCK

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

       During the fiscal year ended June 30, 1999, the Company issued 232,175 shares of common stock to satisfy amounts owed of $9,287 for legal work performed on behalf of the Company.

       During 1998, the Company converted $62,174 of debt into 2,072,496 shares of common stock. As described in Notes 10 and 11, 2,578,430 warrants and 1,164,286 stock options were exercised at $0.03 per share. As a result of the exercise, the Company received cash of $17,321 and extinguished $94,961 of debt held by the option and warrant holders.

       In 1998, two officers returned 1,084,286 shares of common stock to the treasury. These shares were then reissued to employees and creditors as additional compensation of $25,951 and interest expense of $6,578.

 NOTE 8 - STOCK OPTIONS

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

       A summary of the status of the Company's option plan as of June 30, 1999 and 1998, and changes during the years then ended is presented below:

                                    1999                      1998
                           ----------------------    -----------------------
                                   Weighted-Average         Weighted-Average
                           Shares   Exercise Price    Shares  Exercise Price
                           -------- ---------------  --------- ------------
  Outstanding at beginning
   of year                   50,000   $    0.14       1,014,286    $  0.14
  Granted                        -           -          200,000       0.05
  Exercised                      -           -       (1,164,286)      0.03
                           --------   ---------     -----------    -------
  Outstanding at end
   of  year                  50,000        0.14          50,000       0.14
                          =========                 ===========

  Options exercisable at
   year-end                  50,000        0.14          50,000       0.14
                          =========                 ===========

  Weighted-average fair
   value of options granted
   during the year            N/A                   $      0.05
                          =========                 ===========

       On February 20, 1998, the Company's board of directors authorized a reduction of the exercise price on all outstanding options to $0.03 per share contingent upon exercise by March 20, 1998. A total of 1,164,286 options with original exercise prices from $0.05 to $0.14 per share were exercised.

       At June 30, 1999 and 1998, the exercise price for options outstanding was $0.14 per share and the weighted-average remaining contractual life was 2.5 and 3.5 years, respectively.

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

                                               1999         1998
                                            ----------  -----------
       Net income (loss)
          As reported                       $   68,705  $   (40,556)
          Pro forma                             68,705      (50,963)

       Income (loss) per share
          As reported                            (0.00)       (0.03)
          Pro forma                              (0.00)       (0.04)

       The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 1998: expected volatility of 34.0 percent, risk-free interest rate of 5.7% and expected lives of 5 years. There were no issuances of options during the year ended June 30, 1999.

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

 NOTE 9-WARRANTS TO PURCHASE COMMON STOCK

       The Company has issued warrants to purchase common stock in connection with various transactions. The following table summarizes the warrants to purchase common stock issued and outstanding, together with their respective exercise price ranges:

                                                    Years Ended June 30,
                                                   -----------------------
                                                      1999        1998
                                                   ----------  -----------
  Warrants to purchase common
       shares, beginning of the year,
       at prices ranging from $0.14
       to $0.42 per share                              688,077   3,266,507

  Warrants exercised at prices ranging
    from $0.03 to $0.05 per share                           -   (2,578,430)
                                                   -----------  ----------
  Warrants to purchase common
       shares, end of the year, at
       prices ranging from $0.14
       to $0.42 per share                              688,077     688,077
                                                   ===========  ==========

       On February 20, 1998, the Company's board of directors authorized a reduction of the exercise price on all outstanding Class A, B, C and D warrants to $0.03 per share contingent upon exercise by March 20, 1998. The original exercise prices ranged from $0.05 to $0.42 per share. A total of 2,578,430 warrants were exercised.

 NOTE 10--SUPPLEMENTAL CASH FLOW INFORMATION ACTIVITIES

      During fiscal year ended June 30, 1999, the Company issued 232,175 shares of stock to satisfy amounts owed for services performed on behalf of the Company in the amount of $9,287.

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

 NOTE 11 -- EXTRAORDINARY ITEM

       During the year ended June 30, 1999, $7,615 of unpaid accrued interest was forgiven on a Note payable. In addition, $9,288 owed for legal services performed on behalf of the Company was forgiven. The total write off of $16,903 has been recognized as an extraordinary gain on the forgiveness of debt.

       During the year ended June 30, 1998, an officer forgave $9,933 of debt. In addition the Company eliminated $17,475 worth of payables between one and three years old for which the Company believes it is no longer liable. The total write off of $27,408 has been recorded as an extraordinary gain on the forgiveness of debt.

NOTE 12 -- SUBSEQUENT EVENTS

       During July and August 1999, the Company granted 830,000 options to purchase its common shares to various employees which was greater than the market value on the date of grant which was greater than the market value on the date of the grant. The term of the options shall be for a period of 5 years and shall vest at a rate of 20% at the end of each of the 5 years. (Unaudited)

(PAGE)

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

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

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS OF THE REGISTRANT;
       COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the executive officers and directors of the Company, their respective ages and positions with the Company, and the dates of their elections to the Board of Directors or as officers are as follows:

      Name             Age      Position with The Company     Date of Election
----------------    --------   ---------------------------   ------------------

Jerald L. Nelson     56          President (resigned)       December 1, 1993
                                 Chairman of the Board       (July 10, 1996)
                                                              July 10, 1996
                                 Director                   January 24, 1994

Frank Overfelt        56         Director                   September 29, 1995
                              Chief Operations Officer
                                     (acting)                   July 10, 1996
                              President & Chief Operating
                                     Officer                   August 31, 1998

Eric J. Nickerson     46      Director                           June 29, 1990


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

(PAGE)


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

Other Key Personnel

     The Company's other key personnel include the following:

     Donald W. Ballash. Mr. Ballash has over 19 years of experience in the health care field in which he has specialized in management engineering at two large multi-hospital systems; Intermountain Health Care and Kaiser Permanente. Most recently he was a partner in the International HealthCare Consulting Group. He holds a B.S. Degree from BYU.


ITEM 11:   EXECUTIVE COMPENSATION

The following table sets forth all cash compensation for services rendered in all capacities to the Company during the fiscal year ended June 30, 1999 paid to (i) the Company's president and each executive officer whose cash compensation exceeded $100,000, and
(ii) all executive officers of the Company as a group. No executive officers salary exceeded $100,000 for the fiscal year.

(PAGE)

                                    Annual Compensation            /Long Term Compensation  /
                          -------------------------------------------------------------------
                                                                   / Awards         /Payouts/
                                                                    ----------------------------------
                                                          Other
  Name                                                   Annual     Restricted   Securities    LTIP   All Other
   and                                                   Compen-      Stock      Underlying    Pay-   Compensa-
Principal                            Salary      Bonus    sation      Awards       Options/    outs     sation
Position                  Year        ($)         ($)      ($)          ($)        SARs (#)     ($)      ($)
---------------------------------------------------------------------------------------------------------------
Frank C. Overfelt         1997       76,797          0         0             0            0        0          0
Chief Operating Officer   1998       76,797          0         0             0            0        0          0
                          1999       76,828          0         0             0            0        0          0

Jerald L. Nelson          1997            0          0         0             0            0        0          0
Chairman of the Boaard    1998            0          0         0             0            0        0          0
                          1999            0          0         0             0            0        0          0

All Executive Officers

(3 persons)               1997      145,690          0         0             0            0        0          0
(1 person)                1998       76,797          0         0             0            0        0          0
(2 persons)               1999       76,828          0       600             0            0        0          0



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

As of August 1, 1999 the company had granted 830,000 options to key employees exercisable at the rate of $.10 per share. There are still outstanding 50,000 options to an employee exercisable at $.05 per share.

(PAGE)


ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
      AND MANAGEMENT

The following table sets forth the holdings of common stock as of August 1, 1999 (i) by each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding common stock of the Company, (ii) by each Director, and
(iii) by all Directors and officers as a group. Unless otherwise indicated, all shares are owned directly. The percentage calculations for any individual stockholder assume that all outstanding options and warrants held by that stockholder have been exercised in full and that no other stockholder has exercised any outstanding options or warrants.

Name and Address of Beneficial Owner as of August 1, 1999
---------------------------------------------------------

                            Common (1)       Percent of Shares Outstanding
                            ----------       -----------------------------

Michael R. Carlston 2        5,510,290                   26.70%
Dennis C. Peterson 3         4,220,442                   20.45%
Mark Oldroyd 4               3,975,559                   19.27%
Scott Staker 5               3,975,559                   19.27%
T-Acquisition 6              3,775,559                   18.30%
Eric J. Nickerson 7          2,602,044                   12.61%
Third Century II 7           2,602,044                   12.61%
Robert Smith 8               1,166,246                    5.65%
Richard Gwinn 9              1,054,920                    5.11%
Frank Overfelt 10            1,102,143                    5.34%
Donald W. Ballash 11         1,226,429                    5.94%
Jerald L. Nelson 12            435,700                    2.11%

All Officers and
   Directors                 5,366,316                   26.01%

-----
1.  Based on 19,065,892 common shares outstanding,   688,075
    warrants to purchase common shares at $0.07 - $0.42 and options to acquire 880,000 shares of Common Stock at $0.05 -$0.10 per share.
2.  The shares indicated include:  (i) 1,734,731 shares of Common
    Stock beneficially owned by Mr. Carlston (including shares owned by his wife and held in trust for the benefit of his children); (ii) 3,775,559 shares of Common Stock held by T-Acquisition. Mr.
    Carlson"s address is 855 Harwood Dr., Murray, UT 84107
3.  Includes 444,883 shares of Common Stock beneficially owned by
    Mr. Peterson, and 3,775,559 shares of Common Stock held by T Acquisition L.L.C. Mr. Peterson"s address is 2508 W. Bueno Vista
    Dr., W. Jordan, UT 84088
4. Includes 200,000 shares of Common Stock beneficially held by Mr. Oldroyd, including shares held in trust for the Violet Johnson Brown Family Trust. Also includes 3,775,559 shares of Common Stock held by T-Acquisition. Mr. Oldroyd address is 55 North 800 West, Provo,
    UT 84601
5.  Includes 200,000 shares of Common Stock held by Mr. Staker and also includes 3,775,559 shares of Common Stock  held by
    T-Acquisition. Mr. Stakers address is 880 North 98 West #9, Provo,
    UT 84604
6.  A Utah Limited Liability company of which Michael R. Carlston owns or controls 56.7%, Mark Oldroyd owns or controls 32.1%, Dennis
    C. Peterson owns or controls 6.4% and Scott Staker owns or controls 4.8%. The shares indicated consist of 3,775,559 shares of Common
    Stock   The address of T-Acquisition is 855 Harwood Dr., Murray, UT
    84107.
7.  Includes 2,602,044 shares of Common Stock  held by Third Century
    Fund II.  Mr. Nickerson is Senior Partner of Third Century Fund II.
    Mr. Nickerson is also a director of the Company. Mr. Nickerson and Third Century Fund II"s address is 1711 Chateau CT., Fallston, MD 21047
8.  Includes 803,497 shares of Common Stock held by Dr. Smith .  Dr.
    Smiths address is 2291 Greer Rd., Palo Alto CA 94303
9. Includes 1,004,920 shares of Common Stock held by Dr. Gwinn and warrants to acquire 50,000 shares of Common Stock at a price of $.14 per share exercisable through September 29, 1998. Dr. Gwinns address is 304 W. Thorn, San Diego, CA 92103
10. Includes 50,000 shares of Common Stock held by IHCG and
    1,052,142 shares of Common Stock held by Mr. Overfelt,  Mr.
    Overfelts address is 4634 So. Ledgemont Dr., Holladay UT 84124
11. Includes 50,000 shares of Common Stock held by IHCG, and
    726,429 shares of Common Stock held by Mr. Ballash and options to acquire 450,000 shares of Common Stock at $0.10 per share. Mr. Ballash"s address is 9777 So. Dunsinsame Dr., So. Jordan, UT 84095
12. Includes 735,706 shares of Common Stock .. Mr. Nelsons address is 207 W. Clarendon #3B, Phoenix, AZ 85013
----

(PAGE)


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

In accordance with the Board resolution of February 20, 1998 Franc
C. Overfelt, a director and officer of the Company exercised his options (428,572 shares) and warrants (398,571 shares) and received an additional 225,000 shares from a debt conversion and consequently became a beneficial owner of more than 5% of the common stock of the company.

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

(PAGE)

PART IV

ITEM 14:         EXHIBITS AND REPORTS ON FORM 8-K

(a)               The following financial statements are included in
Part II Item 8:

                     Report of Independent Public Accountants

                     Balance Sheets as of June 30, 1999 and 1998

                     Statements of Operations for the Years Ended
                      June 30, 1999, 1998, and 1997

                     Statements of Shareholders' Equity
                      for the Years Ended June 30, 1999, 1998
                      and 1997

                     Statements of Cash Flows for the Years
                      ended June 30, 1999, 1998 and 1997

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

The following documents are incorporated by reference to the Company's Annual report on Form 10-K dated September 25, 1989:

10.9 Underwriting Agreement, dated March 10 1989, between the Company and Schnieder Securities, Inc.
10.10            Hemotech Purchase Agreement

The following documents are incorporated by reference to the Company"s report on Form 10-K dated October 12, 1993

(PAGE)

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

(PAGE)

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TENET INFORMATION SERVICES, INC.

September 28, 1999                     By:/s/Jerald L. Nelson
                                       --------------------------------
                                       Jerald L. Nelson, Chairman of
                                       the Board


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

    Signature                     Title                         Date
    ---------                   ---------                     --------

/s/ Jerald L. Nelson      Director and Chairman of       September 28, 1999
--------------------      the Board of Directors
Jerald L. Nelson
--------------------


/s/Frank C. Overfelt      Director, President            September 28, 1999
--------------------
Frank C. Overfelt


/s/ Eric J. Nickerson     Director                        September 28, 1999
---------------------
Eric J. Nickerson



                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TENET INFORMATION SERVICES, INC.

                         By:  /S/  Jerald L. Nelson
			       -----------------------------
                         Jerald L. Nelson, Chairman of the Board


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

     Signature                     Title                    Date
--------------------        ---------------------      -----------------

--------------------        Chairman of the Board      Spetember 28, 1999
Jerald L. Nelson            Director


--------------------        Director, President        September 28, 1999
Frank C. Overfelt           Chief Operating Officer


--------------------        Director                   September 28, 1999
Eric J. Nickerson


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