Form 10QSB
period 1999-09-30
TENET INFORMATION SERVICES INC
filed 1999-11-18
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             FORM 10-QSB

    (Mark One)
    [ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1999

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                             Commission File No.
                                   0-18113

                         TENET INFORMATION SERVICES, INC.
                         --------------------------------
        (Exact name of small business issuer as specified in its charter)


                     UTAH                            87-0405405
        ---------------------------             -------------------
       (State or other jurisdiction               (I.R.S. Employer
      of incorporation or organization)         Identification No.)

                            4885 South 900 East #107
                          Salt Lake City, Utah  84117
                          ---------------------------
                   (Address of principal executive office)


                                  (801) 268-3480
                                  ---------------
                           (Issuer's telephone number)


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

      The Company had 19,065,892 shares of common stock outstanding at November 8, 1999

                          Tenet Information Services, Inc.


                                TABLE OF CONTENTS


    PART I     FINANCIAL INFORMATION


    Item 1.    Financial Statements (Unaudited)

               Condensed consolidated balance sheet as of
               September 30, 1999. . . . . . . . . . . . . . . . . . . . 1

               Condensed consolidated statements of operations for
               the three months ended September 30, 1999 and 1998. . . . 3

               Condensed consolidated statements of cash flows for the three months ended September 30, 1999 and 1998 . . . 4

               Notes to condensed consolidated financial statements. . . 6


    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . 8

    PART II    OTHER INFORMATION

    Item 1. Litigation. . . . . . . . . . . . . . . . . . . . . . . . . 9
    Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . 9
    Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . 9
    Item 4. Submission of Matters to a Vote of Security Holders . . . . 9
    Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . 9
    Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 9

    SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                  PART I - FINANCIAL INFORMATION

    ITEM I - FINANCIAL STATEMENTS

                TENET INFORMATION SERVICES, INC. AND
                           SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEET
                            (Unaudited)

                              ASSETS

                                                       September 30, 1999

    CURRENT ASSETS:
      Cash                                                 $   66,126
      Accounts receivable, net of allowance for
       doubtful accounts of $7,500                            149,482
      Work performed in excess of billings                     51,867
                                                           ----------
         Total current assets                                 267,475
                                                           ----------

    FURNITURE, FIXTURES AND EQUIPMENT                         148,680
      Less accumulated depreciation and amortization         (124,280)
                                                           ----------
                                                               24,400
                                                           ----------

    OTHER ASSETS, net                                           1,425
                                                           ----------
                                                           $  293,300
                                                           ==========

  The accompanying notes are an integral part of this balance sheet.

              TENET INFORMATION SERVICES, INC. AND SUSIDIARY
             CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                               (Unaudited)


            LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

                                                     September 30, 1999

    CURRENT LIABILITIES:
      Accounts payable                                         94,898
      Accrued salaries and benefits                            63,753
      Accrued interest                                          1,586
      Amounts due to related parties                           17,783
      Deferred revenue                                        179,926
      Billings in excess of costs                              91,205
                                                           ----------
         Total current liabilities                            449,151
                                                           ----------
    LONG TERM LIABILITIES:
      Notes Payable                                            25,000
      Notes payable to related party                           26,436
                                                           ----------
         Total long term liabilities                           51,436
                                                           ----------
    Total Liabilities                                         500,587

    SHAREHOLDERS' EQUITY:
      Common stock, $.001 par value;
       100,000,000 shares authorized;
       19,065,892 shares issued                                19,066
      Additional paid-in capital                            4,843,476
      Warrants outstanding                                      7,987
      Accumulated deficit                                  (5,077,816)
                                                           ----------
         Total shareholders' equity                          (207,287)
                                                           ----------
    Total Liabilities and Shareholders Equity              $  293,300
                                                           ==========

  The accompanying notes are an integral part of this balance sheet.

             TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)


                                                For the three Months Ended
                                                       September 30,
                                                  -----------------------
                                                     1999         1998
                                                  -----------  ----------
    REVENUES                                      $   202,291  $  241,923

    COSTS AND EXPENSES:
      Cost of revenues                                 93,051      73,400
      Selling, general and administrative              70,903      68,282
      Software development                             35,959      27,843
                                                  -----------  ----------
                                                      199,913     169,525
                                                  -----------  ----------


    INCOME (LOSS) FROM OPERATIONS                      2,378       72,398

    OTHER INCOME (EXPENSE):
      Interest expense                                (1,874)     ( 2,053)
      Interest income                                     70          138
                                                 -----------   ----------
      Other Expense, net                              (1,804)       (1,915)
                                                 -----------   -----------
    NET INCOME (LOSS)                            $       574   $    70,483
                                                 ===========   ===========

    NET LOSS PER COMMON SHARE                    $      (.00)  $      (.00)
                                                 ===========   ===========

    WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                           19,065,892    18,833,717
                                                 ===========   ===========

   The accompanying notes are an integral part of these statements.

           TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                 For the Three Months Ended
                                                      September  30,
                                                  ------------------------
                                                      1999         1998
                                                  -----------  -----------

    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                  $       573  $    70,483
      Adjustments to reconcile net
       loss to net cash (used in) provided
       by operating activities:
         Accrued interest                                 529        2,053
         Depreciation and amortization                  2,099        1,279
         (Increase) decrease in assets, net
           of effect of acquisitions:
              Accounts receivable, net                (62,159)     (11,214)
              Increase (decrease) in liabilities,
               net of effect of acquisitions:
                 Accounts payable                      (2,532)     (15,720)
                 Accrued salaries and benefits            (20)        (835)
                 Deferred Revenue                     (76,263)     (10,246)
                 Billings in excess of cost            24,522       19,750
                                                  -----------  -----------
         Net cash (used by) provided by
          operating activities                         (4,091)      55,550
                                                  -----------  -----------
    CASH FLOWS FROM INVESTING ACTIVITIES:

      Acquisition of furniture, fixtures and
       equipment                                       (4,091)      (7,995)
                                                  -----------  -----------
         Net cash used by investing
          activities                                   (4,091)      (7,995)
                                                  -----------  -----------


     The accompanying notes are an integral part of these statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS (Continued)
                                (Unaudited)

                                                 For the Three Months Ended
                                                       September 30,
                                                  ------------------------
                                                      1999        1998
                                                  -----------  -----------
    CASH FLOWS FROM FINANCING ACTIVITIES:                 -            -

    NET INCREASE (DECREASE) IN CASH                    34,087       47,555

    CASH, at beginning of period                       32,039       21,937
                                                  -----------  -----------
    CASH, at end of period                        $    66,126  $    69,492
                                                  ===========  ===========

    Supplemental disclosure of cash flow information:

      Cash paid during the period for interest    $       609  $       -
                                                  ===========  ===========

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

    In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 1999 and the results of its operations and its cash flows for the three months ended September 30, 1999 and 1998 respectively.
    The results of operations for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2000.

    (2)  Basic and Diluted Earnings per Common Share

    The following data shows the amounts used in computing earnings per share for the three months ended September 30, 1999 and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                      For the Three
                                                       Months Ended
                                                     September 30,1999
                                                     ------------------
    Income (loss) available to common shareholders
      used in basic earnings per share                      $       574

    Income available to common shareholders after
      assumed conversions of dilutive  securities                   574
                                                            ===========
    Weighted average number of common shares used
     in basic earnings per share                             19,065,892
         Effect of dilutive securities:
          Stock Options                                          50,000
          Stock Warrants                                        688,075
                                                            -----------
    Weighted average number of common shares and
     dilutive potential common shares Used in
     dilutive earnings per share                             19,803,967
                                                           ============

    Options on 810,000 shares of common stock were not included in computing diluted loss per share because their effects were antidilutive.

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

    The asset, Costs and estimated earnings in excess of billings on uncompleted contracts, represents revenues recognized in excess of amounts billed. The liability, Billings in excess of costs and estimated earnings on uncompleted contracts, represents billings in excess of revenue recognized. Contract retentions are included in accounts receivable.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

    GENERAL

    This discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

    The Company is engaged in developing and servicing data processing information products used in hospitals. The Company's main product is an emergency department computer system known as EDNet. In addition, the Company also has a consulting group which conducts efficiency studies in various hospital situations, as well as customizes software solutions to specific hospital requirements.

    As of September 30, 1999, the Company had sold its EDNet product to 27 emergency department and urgent care sites. These sites have annual maintenance contracts for continued support and updates. It is anticipated that a vast majority, if not all of these sites, will renew this maintenance on an annual basis. As of September 30, 1999 the Company was in the process of installing EDNet32 upgrades at 13 sites. The Company has previously completed the installations of its new Windows 32 product at 10 sites.

    RESULTS OF OPERATIONS

    For the Three Months Ended September 30, 1999 Compared with the Three Months Ended September 30, 1998.

    During the three month period ended September 30, 1999, the Company had revenues of $202,292 which represented a 16 percent decrease from $241,923 for the corresponding period of the prior fiscal year. The sales consisted of emergency $171,810 (85%), respiratory, $15,531 (8%), and consulting $ 14,950 (7%) compared with $14,929 (62%), $30,399 (13%)
    and $62,233 (26%), respectively, for the corresponding period of the prior fiscal year.

    Cost of revenues increased 27% to $93,051 for the three month period ended September 30, 1999 from $73,400 for the corresponding period of the prior year. This increase was directly related to the larger volume of emergency department installations occurring during the 3 months ended September 30, 1999.

    Selling, general, and administrative costs increased 4% to $70,903 for the three month period ended September 30, 1999 from $68,282 for the corresponding period of the previous fiscal year. The Company continues to tightly control administrative costs.

    Software development costs increased 29% to $35,959 for the three-month period ended September 30, 1999 from $27,843 for the corresponding period of the prior fiscal year. Development activities are now focused on enhancements to the EDNet software and required 29% increase in resources.

    The Company earned an operating profit of $2,378 for the three-month period ended September 30, 1999 compared with a profit of $70,398 for the corresponding period of the previous year. Lower consulting and respiratory revenues as well as the cost of EDNet installation activities resulted in lower operating profit.

    Interest expense declined to $1,874 for the three-month period ended September 30, 1999 from $2,053 for the corresponding period of the prior year.

    The Company had net income of $574 or $0.00 per share for the three month period ended September 30, 1999 compared with a net income of $70,483 or $.00 per share for the corresponding period of the prior year.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary needs for capital are to fund an increased sales effort and stay current on its internal hardware needs. For the three months ended September 30, 1999, net cash provided by operating activities was $38,178 as compared to $55,550 for corresponding period of the prior year, an decrease of $17,371 or 31%. The Company has sufficient capital for its current operations. However, in order to significantly expand sales, the Company will require additional cash from borrowing or a private placement. At September 30, 1999, the company had total assets of $241,433 and shareholders equity of ($207,286) compared to total assets of $195,062 and shareholders equity of ($207,860) at June 30, 1999, the Company's last fiscal year end. The 6% increase in assets is primarily the result of increased cash and accounts receivable. The improvement in shareholders equity is primarily the result of operations. The Company did not capitalize any software development costs during the three months ended September 30, 1999.

    At September 30, 1999 the Company's working capital was ($181,676) as compared to ($180,257) at June 30, 1999, a decline of (1%).

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


    Dated: November 11, 1999          TENET INFORMATION
                                      SERVICES, INC.


                                      /s/  Jerald L. Nelson
                                      ----------------------------------
                                      Chairman of the Board of Directors
                                      Jerald L. Nelson
                                      Chairman of the Board of Directors