Form 10QSB
period 1999-12-31
TENET INFORMATION SERVICES INC
filed 2000-02-11
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-QSB

    (Mark One)
     [ x ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended DECEMBER 31, 1999

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to _____________

                       Commission File No.
                              0-18113

                   TENET INFORMATION SERVICES, INC.
          ----------------------------------------------
    (Exact name of small business issuer as specified in its charter)

               UTAH                              87-0405405
          ------------------               -----------------------
    (State or other jurisdiction             (I.R.S. Employer
  of incorporation or organization)           Identification No.)


                     4885 SOUTH 900 EAST #107
                    SALT LAKE CITY, UTAH  84117
              --------------------------------------
              (Address of principal executive office)

                          (801) 268-3480
                    ---------------------------
                    (Issuer's telephone number)

                             NO CHANGE
        ----------------------------------------------------
        (Former name, former address and former fiscal year,
                    if changed since last report)


                Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                (1)  Yes_X_    No
                (2)  Yes  X    No___

                The Company had 19,065,862 shares of common stock outstanding at December 31, 1999

                 Tenet Information Services, Inc.

                         TABLE OF CONTENTS


    PART I    FINANCIAL INFORMATION


    Item 1.   Financial Statements (Unaudited)

              Condensed consolidated balance sheet as of
              December 31, 1999. . . . . . . . . . . . . . . . . . . 1

              Condensed consolidated statements of operations for
              the three months and six months ended December 31,
              1999 and 1998. . . . . . . . . . . . . . . . . . . . . 3

              Condensed consolidated statements of cash flows for
              the six months ended December 31, 1999 and 1998. . . . 5

              Notes to condensed consolidated financial statements . 7


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . 10


    PART II   OTHER INFORMATION

              Item 1. Litigation . . . . . . . . . . . . . . . . . . 15
              Item 2. Changes in Securities. . . . . . . . . . . . . 15
              Item 3. Defaults Upon Senior Securities. . . . . . . . 15
              Item 4. Submission of Matters to a Vote of
                      Security Holders . . . . . . . . . . . . . . . 15
              Item 5. Other Information. . . . . . . . . . . . . . . 15
              Item 6. Exhibits and Reports on Form 8-K . . . . . . . 15


    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                  PART I - FINANCIAL INFORMATION

    ITEM I - FINANCIAL STATEMENTS

          TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEET
                            (UNAUDITED)

                              ASSETS

                                                       December 31, 1999
                                                       -----------------
    CURRENT ASSETS:
         Cash                                              $     8,236
         Accounts receivable, net of allowance for
          doubtful accounts of $7,500                          197,224
                                                           -----------
             TOTAL CURRENT ASSETS                              205,460
                                                           -----------


    FURNITURE, FIXTURES AND EQUIPMENT                          149,137
         Less accumulated depreciation and amortization       (126,647)
                                                           -----------
                                                                22,490
                                                           -----------

    OTHER ASSETS, net                                            1,425
                                                           -----------
                                                           $   229,375
                                                           ===========


                The accompanying notes are an integral part of
                        this balance sheet.

          TENET INFORMATION SERVICES, INC. AND SUSIDIARY
         CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                            (UNAUDITED)



                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       December 31, 1999
                                                       -----------------
    CURRENT LIABILITIES:
         Current maturities of notes payable               $    12,887
         Accounts payable                                      125,641
         Accrued expenses                                       76,955
         Accrued interest                                        2,115
         Deferred revenue                                       92,107
         Billings in excess of costs and estimated
          Earnings on uncompleted contracts                     67,572
                                                           -----------
              Total current liabilities                        377,277
                                                           -----------
    Long Term Liabilities
         Notes Payable                                          25,000
         Notes Payable to related party                         26,436
                                                           -----------
         Total Long Term Liabilities                            51,436
                                                           -----------
    Total Liabilities                                          428,713
                                                           -----------
    SHAREHOLDERS' EQUITY:
         Common stock, $.001 par value;
          100,000,000 shares authorized;
          19,065,892 shares outstanding                         19,066
         Additional paid-in capital                          4,843,476
         Warrants outstanding                                    7,987
         Accumulated deficit                                (5,069,867)
                                                           -----------
              Total shareholders' equity                      (199,338)
                                                           -----------
                                                           $   229,375
                                                           ===========

                The accompanying notes are an integral part of
                        this balance sheet.

          TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                                   For the Six Months Ended
                                                          December 31,
                                                      1999          1998
                                                   -----------   -----------

    REVENUES                                       $   249,121   $   224,727

    COSTS AND EXPENSES:
         Cost of revenues                               96,120        77,211
         Selling, general and administrative            83,382        80,048
         Software development                           59,928        55,463
                                                   -----------   -----------
                                                       239,430       212,722
                                                   -----------   -----------
    GAIN (LOSS) FROM OPERATIONS                          9,691        12,005
                                                   -----------   -----------
    OTHER INCOME (EXPENSE):
         Interest expense                               (1,787)       (2,107)
         Interest income                                    44           563
                                                   -----------   -----------
              Other expense, net                        (1,743)       (1,544)

    NET INCOME (LOSS) BEFORE EXTRAORDINARY
        ITEM                                             7,948        10,461

    EXTRAORDINARY ITEM NET OF TAX EFFECT OF $0
         Gain on forgiveness of debt                        -         16,903

    NET INCOME                                     $     7,948   $    27,364
                                                   -----------   -----------
    NET LOSS PER COMMON SHARE                      $       .00   $       .00
                                                   ===========   ===========

    WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                            19,065,862    19,571,792
                                                   ===========   ===========


                The accompanying notes are an integral part of
                         these statements.

          TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                                   For the Six Months Ended
                                                          December 31,
                                                      1999          1998
                                                   -----------   -----------

    REVENUES                                       $   451,412   $   466,650
                                                   -----------   -----------
    COSTS AND EXPENSES:
         Cost of revenues                              174,171       150,611
         Selling, general and administrative           154,285       148,330
         Software development                          110,887        83,306
                                                   -----------   -----------
                                                       439,343       382,247
                                                   -----------   -----------
    GAIN (LOSS) FROM OPERATIONS                         12,069        84,403
                                                   -----------   -----------
    OTHER INCOME (EXPENSE):
         Interest expense                               (3,661)       (4,160)
         Interest income                                   114           701
                                                   -----------   -----------
              Other expense, net                        (3,547)       (3,459)
                                                   -----------   -----------
    NET INCOME (LOSS) BEFORE EXTRAORDINARY
      ITEM                                               8,522        80,944

    EXTRAORDINARY ITEM NET OF TAX EFFECT OF $0
         Gain on Forgiveness of debt                        -         16,903

    NET INCOME (LOSS)                              $     8,522   $    97,847
                                                   ===========   ===========

    NET INCOME (LOSS) PER COMMON SHARE             $       .00   $       .00
                                                   ===========   ===========

    WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                             19,065,862    19,571,792
                                                   ===========   ===========


                The accompanying notes are an integral part of
                         these statements.

                TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                  For the Three Months Ended
                                                          December 31,
                                                      1999          1998
                                                   -----------   -----------

    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                         $     8,522   $    97,847
         Adjustments to reconcile net
          loss to net cash (used in) provided
          by operating activities:
              Depreciation and amortization              4,466         2,432
              Gain on forgiveness of debt                   -        (16,903)
              (Increase) decrease in assets, net
                of effect of acquisitions:
                   Accounts receivable, net            (58,034)      (47,826)
                   Increase in accrued interest          1,058         4,161
                   (Decrease) in accounts payable       28,211       (35,201)
                   (Decrease) in accrued salaries
                     and benefits                       13,182          (439)
                   Billings in excess of costs and
                    estimated earnings on uncompleted
                    contracts                              889        59,105
              Current maturities of notes payable       (5,993)           -
                   (Decrease) in deferred revenues     (11,556)      (50,124)
                                                   -----------   -----------
              Net cash provided by (used in)
               operating activities                    (19,255)       13,052
                                                   -----------   -----------
    CASH FLOWS FROM INVESTING ACTIVITIES:

         Acquisition of furniture, fixtures and
          equipment                                     (4,548)       (7,995)
                                                   -----------   -----------
              Net cash used in investing
               activities                               (4,548)       (7,995)
                                                   -----------   -----------


                The accompanying notes are an integral part of
                         these statements.

          TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS
                           (CONTINUED)
                            (UNAUDITED)

                                                  For the Three Months Ended
                                                          December 31,
                                                      1999          1998
                                                   -----------   -----------

    CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from Issuance of Long
          Term Debt                                $        -    $        -
          Principal payments on long-term debt              -         (3,250)
                                                    ----------   -----------
              Net cash provided by (Used in)
               financing activities                         -         (3,250)
                                                   -----------   -----------
    NET INCREASE (DECREASE) IN CASH                    (23,803)       (1,807)

    CASH, at beginning of period                        32,039        21,937
                                                   -----------   -----------
    CASH, at end of period                         $     8,236   $    23,744
                                                   ===========   ===========



    Supplemental disclosure of cash flow information:
         Cash paid during the period for interest  $     1,265   $        -
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

                In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at December 31, 1999 and the results of its operations and its cash flows for the three and six months ended December 31, 1999 and 1998 respectively. The results of operations for the three-month and six-month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2000.

                (2)  Basic and Diluted Earnings (Loss) per Common
                Share

                The following data shows the amounts used in computing earnings per share for the three and six months ended December 31, 1999 and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                                For the Three  For the Six
                                                 Months Ended  Months Ended
                                                  December 31,  December 31,
                                                      1999          1999
                                                   -----------   -----------
    Income available to common shareholders
     used in basic earnings per share               $    7,948   $    8,522
                                                    ----------   ----------
    Income available to common shareholders after
     assumed conversions of dilutive  securities    $    7,948   $    8,522
                                                    ==========   ==========
    Weighted average number of common shares
     used in basic earnings per share               19,065,862   19,065,862
         Effect of dilutive securities:
              Stock Options                             50,000       50,000
              Stock Warrants                           688,075      688,075
                                                   -----------   ----------
    Weighted average number of common shares
     and dilutive potential common shares
     used in dilutive earnings per share            19,803,937   19,803,937
                                                   ===========   ==========


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

 The Company is engaged in developing and servicing data processing information products used in hospitals. The Company's main product is an emergency department computer system known as EDNet. In addition, the Company also has a consulting practice which specializes in methods and systems improvements, productivity measurement, cost identification and organizational analysis for all inpatient and outpatient hospital departments, as well as customized software solutions for specific hospital departmental requirements.

 As of December 31, 1999, the Company has installed its EDNet product in 24 clients, 13 of which have been upgraded to the EDNet32 Windows version. In addition, the Company is in the process of upgrading 6 additional current clients and has received a purchase order from a new client. Three current clients are also adding additional site licenses at satellite facilities, bringing the total number of sites using the EDNet product to 29. All sites have annual maintenance contracts for continued support and updates. It is anticipated that most, if not all of these sites, will renew this maintenance on an annual basis.


 RESULTS OF OPERATIONS

 FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1998.

 During the three-month period ended December 31, 1999, the Company had revenues of $249,121 which represented a 11 percent increase from $224,727 for the corresponding period of the prior fiscal year. The 1999 sales consisted of

             3-month   % of     3-month  % of    Change     % Change
               ended     sales    ended   sales   in sales   of sales
             12/31/99           12/31/98


 Emergency    $161,063   65%    $148,698   66%    $ 12,365      8%

 Respiratory  $ 11,522    5%    $ 30,940   14%    $(19,418)   (63%)

 Consulting   $ 76,536   31%    $ 45,089   20%    $ 31,447     70%
              --------  ----    --------  ----    --------    ----
              $249,121  100%    $224,727  100%    $ 24,394     15%
              ========  ====    ========  ====    ========    ====

 This sales increase resulted primarily from the Company's success in upgrading existing clients to the EDNet32 windows product. Increased emergency and consulting revenues more than offset a continuing decline in respiratory revenues.

 Cost of revenues increased 24% to $96,120 for the three-month period ended December 31, 1999 from $77,211 for the corresponding period of the prior fiscal year. This is a result of the shift in revenues toward consulting sales, software installations which tend to be more resource intensive than maintenance revenue.

 Selling, general, and administrative expenses increased 4% to $83,382 for the three-month period ended December 31, 1999 from $80,048 for the corresponding period of the previous fiscal year. This reflects the increased sales effort to market the newly updated EDNet32 windows emergency department software. The Company continues to tightly control administrative costs.

 Software development costs increased 8% to $59,928 for the three-month period ended December 31, 1999 from $55,463 for the corresponding period of the prior fiscal year. Development activities are now focused on enhancements to the EDNet32 product.

 The Company had operating net income of $9,691 for the three-month period ended December 31, 1999 compared with an operating net income of $12,005 for the corresponding period of the previous year. Increased revenues were offset by increased sales and development expenses which resulted in lower operating profit.

 Interest expense declined to $1,787 for the three-month period ended December 31, 1999 compared to $2,107 during the prior fiscal year.

 The Company's net per common share of $7,985 or $0.00 per share for the three month period ended December 31, 1999 compared with net income of $10,461 or $0.00 for the corresponding period of the previous fiscal year.

 FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1998.

 During the six month period ended December 31, 1999, the Company had revenues of $451,412, which represented a 3% decline from $466,650 for the corresponding period of the prior fiscal year. The 1999 sales consisted of:

                6-month           6-month
                 ended    % of     ended    % of     Change
               12/31/99   sales   12/31/98  sales   in sales   % Change
              ----------  -----   --------  -----   --------   --------

 Emergency    $ 332,873    74%   $ 297,989    64%   $ 34,884      12%
 Respiratory  $  27,053     6%   $  61,879    13%  ($ 34,286)    (56%)
 Consulting   $  91,486    20%   $ 106,782    23%  ($ 15,836)    (15%)
              ---------   ----   ---------   ----  ---------    -----
              $ 451,412   100%   $ 466,650   100%  ($ 15,238)     (3%)
              =========   ====   =========   ====  =========    =====

 This decrease in sales was due to the continuing decline in respiratory maintenance revenue which was not offset by the increase in Emergency Department revenue. Consulting revenue also declined due to the timing of completion of existing projects.

 Cost of revenues increased 26% to $189,171 for the six-month period ended December 31, 1999 from $150,611 for the corresponding period of the prior fiscal year. This increase is due to the shift of sales into upgrades for emergency departments and increased consulting revenues, which tend to be more labor intensive.

 Selling, general, and administrative expenses increased 4% to $154,285 for the six-month period ended December 31, 1999 from $148,330 for the corresponding period of the previous fiscal year. This reflects increased sales activity relating to marketing the EDNet32 Windows product.

 Software development expenses increased 15% to $ 95,887 for the six-month period ended December 31, 1999 from $83,306 for the corresponding period of the prior fiscal year. Development efforts are now focused on product enhancements to meet customer requirements..

 The Company had operating income of $12,069 for the six-month period ended December 31, 1999 compared with an operating gain of $84,403 for the corresponding period of the previous year. Lower overall sales totals an higher expense levels contributed to the decline in operating earnings.

 Interest expense decreased to $3,661 for the six-month period ended
 December 31, 1999 from $4,160 for the corresponding period of the prior year.

 The Company's net income per share increased to $0.00 as compared with $0.00 for the corresponding period of the previous year.


 LIQUIDITY AND CAPITAL RESOURCES

 The Company's primary needs for capital are to fund an increased sales effort and to keep the software products current in the marketplace. For the six months ended December 31, 1999 net cash used in operating activities was $19,255 as compared to those same activities providing
 $13,052 in the six months ended December 31, 1998, an decrease of $32,307. The Company has sufficient capital for its current operations. However, in order to significantly expand sales, the Company will require additional cash from an external source. At December 31, 1999 the Company had total assets of $229,375 and shareholders equity of ($199,338) compared to total assets of $195,062 and shareholders equity of ($207,860) at June 30, 1999, the Company's last fiscal year end. The 18% increase in assets is primarily the result of higher accounts receivable. The 4% improvement in shareholders equity is primarily the result of operations. The Company did not capitalize any software development costs during the six months ended December 31, 1999 nor did it capitalize any such costs during the prior year.

 The Company's cash position decreased by $23,803 during the six month period ended December 31, 1999 to $8,236 down from $32,039 as of June 30, 1999. The Company's working capital was ($171,817) at December 31, 1999 as compared to ($180,257) at June 30, 1999, an improvement of 5%.

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


 Dated: February 11, 2000          TENET INFORMATION
                                   SERVICES, INC.



                                   /s/ Jerald L. Nelson
                                   ---------------------
                                   Jerald L. Nelson
                                   Chairman of the Board of Directors