Form 10QSB
period 2000-03-31
TENET INFORMATION SERVICES INC
filed 2000-05-12
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

   (Mark One)
  [ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended  March 31, 2000

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

  The Company had 19,065,862 shares of common stock outstanding at March 31,
  2000

                        Tenet Information Services, Inc.

                                TABLE OF CONTENTS


  PART I       FINANCIAL INFORMATION

  Item 1.      Financial Statements (Unaudited)

               Condensed consolidated balance sheet as of March 31, 2000 . . 1

               Condensed consolidated statements of operations for the three months and nine months ended March 31, 2000 and 1999. . . . 3

               Condensed consolidated statements of cash flows for the nine months ended March 31, 2000 and 1999 . . . . . . . . . . . . 5

               Notes to condensed consolidated financial statements  . . . . 7

  Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations  . . . . . . . 10

  PART II      OTHER INFORMATION


  Item 1. Litigation . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
  Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . 15
  Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . 15
  Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . 15
  Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 15
  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 15

  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                       PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                     ASSETS

                                                         March 31, 2000
                                                         --------------

CURRENT ASSETS:
  Cash                                                   $       19,234
  Accounts receivable, net of allowance for
     doubtful accounts of $7,500                                154,304

     Total current assets                                       173,538
                                                          -------------

FURNITURE, FIXTURES AND EQUIPMENT                               149,137
  Less accumulated depreciation and
     amortization                                              (128,996)

                                                                 20,141
                                                          -------------


OTHER ASSETS, net                                                 1,425
                                                          -------------
Total Assets                                              $     195,104
                                                          =============


The accompanying notes are an integral part of this balance sheet.

                TENET INFORMATION SERVICES, INC. AND SUSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                               (Unaudited)



                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         March 31, 2000
                                                         --------------

CURRENT LIABILITIES:
  Accounts payable                                       $      115,422
  Accrued expenses                                               72,178
  Accrued interest                                                2,644
  Deferred revenue                                              123,271
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                            34,473
  Current portion of long term liabilities                       17,221
                                                         --------------
     Total current liabilities                                  365,209
                                                         --------------
Long Term Liabilities:
  Notes Payable                                                  25,000
  Notes Payable to related parties                               26,436
                                                         --------------
     Total long term liabilities                                 51,436
                                                         --------------
  TOTAL LIABILITIES                                             416,645

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value;
     100,000,000 shares authorized;
     19,065,862 shares outstanding                               19,066
  Additional paid-in capital                                  4,843,476
  Warrants outstanding                                            7,987
  Accumulated deficit                                        (5,092,070)
                                                         --------------
     Total shareholders' equity                                (221,541)
                                                         --------------
Total liabilities and stockholders equity                $      195,104
                                                         ==============

The accompanying notes are an integral part of this balance sheet.

               TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             For the Three Months Ended
                                                      March 31,
                                             ----------------------------
                                                2000              1999
                                             ----------       -----------

REVENUES                                     $  170,992       $   216,709
                                             ----------       -----------
COSTS AND EXPENSES:
  Cost of revenues                               65,975            69,943
  Selling, general and administrative            73,272            90,645
  Software development                           52,661            50,909
                                             ----------       -----------
Total costs and expenses                        191,908           211,497
                                             ----------       -----------
INCOME OR (LOSS) FROM OPERATIONS                (20,916)            5,212
                                             ----------       -----------
OTHER INCOME (EXPENSE):
  Interest expense                               (1,290)           (1,707)
  Interest income                                     4                55
                                             ----------       -----------
     Other expense, net                          (1,286)           (1,652)
                                             ----------       ------------

NET INCOME OR LOSS                           $  (22,202)      $     3,560
                                             ==========       ===========
BASIC EARNINGS (LOSS) PER SHARE              $     (.00)      $       .00
                                             ==========       ===========

DILUTED EARNINGS (LOSS) PER SHARE            $     (.00)      $       .00
                                             ==========       ===========

The accompanying notes are an integral part of these statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                              For the Nine Months Ended
                                                      March 31
                                           -----------------------------
                                               2000              1999
                                           ----------        ----------
REVENUES                                   $  622,404        $  683,359
                                           ----------        ----------

COSTS AND EXPENSES:
  Cost of revenues                            240,146           220,554
  Selling, general and administrative         227,557           238,975
  Software development                        163,548           134,215
                                           ----------        ----------
  Total Costs and Expenses                    631,251           593,744
                                           ----------        ----------
INCOME OR (LOSS) FROM OPERATIONS               (8,847)           89,615

OTHER INCOME (EXPENSE):
  Interest expense                             (4,951)           (5,867)
  Interest income                                 118               756
                                           ----------        ----------
     Other expense, net                        (4,833)           (5,111)
                                           ----------        ----------
Net Income or (Loss) Before                   (13,680)           84,504
 Extraordinary Item

Extraordinary Item - Net of 0 Tax Expense
  Gain on extinguishment of debt                 -               16,903
                                           -----------       ----------

NET INCOME OR (LOSS)                       $  (13,680)       $  101,407
                                           ==========        ==========

Basic Earnings (Loss) per Share
  Operations                               $     (.00)       $      .01
  Extraordinary Item                       $     (.00)       $      .00
                                           ----------        ----------
Total Basic Earnings (Loss) per share      $     (.00)       $      .01
                                           ==========        ==========
Diluted Earnings (Loss) per Share
  Operations                               $     (.00)       $      .01
  Extraordinary Item                       $     (.00)       $      .00
                                           ----------        ----------
Total Diluted Earnings(Loss) Per Share     $     (.00)       $      .01
                                           ==========        ==========

The accompanying notes are an integral part of these statements.

               TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                              For the Nine Months Ended
                                                      March 31,
                                               2000              1999
                                           ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                        $  (13,680)       $ 101,407
  Adjustments to reconcile net income
    (loss) to net cash (used in) provided
    by operating activities
     Depreciation and amortization               6,815           4,162
     Gain on forgiveness of debt                  -            (16,903)
     Changes in Assets and Liabilities
        Accounts receivable, net               (15,115)        (53,197)
        Accounts payable                        17,992         (10,843)
        Accrued Liabilities                      9,992           4,015
        Deferred revenue                        19,608         (40,903)
        Billings in excess of earned
           Revenues                            (32,210)         36,593
                                           -----------      ----------
     Net cash (used in) provided by
    operating activities                        (6,598)         24,331
                                           -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of furniture, fixtures and
     equipment                                  (4,548)        (11,467)
                                           -----------      ----------

     Net cash used in investing
       activities                              ( 4,548)        (11,467)
                                           -----------      ----------

The accompanying notes are an integral part of these statements.

               TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                              For the Nine Months Ended
                                                      March 31,
                                               2000             1999
                                             --------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt     $   (1,659)      $    (2,537)
  Principal payments on related party debt       -               (3,070)
     Net cash used by financing
       activities                              (1,659)           (5,607)

NET INCREASE (DECREASE) IN CASH               (12,805)            7,257

CASH, at beginning of period                   32,039            21,937
                                           ----------       -----------
CASH, at end of period                     $   19,234       $    29,194
                                           ==========       ===========


Supplemental disclosure of cash flow information:

  Cash paid during the period for
    interest                               $      609        $      406
                                           ==========        ==========

The accompanying notes are an integral part of these statements.

               TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

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

  In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 2000 and the results of its operations and its cash flows for three and nine months ended March 31, 2000 and 1999 respectively. The results of operations for the three and nine-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2000.

  (2)   Basic and Diluted Earnings per Common Share

  The following data shows the amounts used in computing earnings per share for the three and nine months ended March 31, 2000 and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                               For the Three     For the Nine
                                               Months Ended      Months Ended
                                               March 31, 1999    March 31, 1999
                                               --------------    --------------

  Income (loss) available to common
    shareholders used in basic
    earnings per share                         $        3,560    $       84,504
                                               --------------    --------------
  Income available to common shareholders
     after assumed conversions of
     dilutive  securities                               3,560    $       84,504
                                               ==============    ==============
  Weighted average number of common
    shares used in basic earnings
    per share                                      19,065,862        18,909,975
        Effect of dilutive securities:
              Stock Options                            50,000            50,000
              Stock Warrants                          688,075           688,075
  Weighted average number of common            --------------    --------------
    shares and dilutive potential
    common shares Used in dilutive
    earnings per share                             19,803,937        19,648,050
                                              ===============    ==============

  Options on 50,000 shares of common stock and warrants on 688,075 of common stock were not included in computing diluted loss per share for the three and nine months ended March 31, 2000 because their effects were antidilutive.

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

  As of March 31, 2000, the Company has installed its EDNet product in 25 clients, 15 of which have been upgraded to the EDNet32 Windows version. In addition, the Company is in the process of upgrading 5 additional current clients and has received a purchase order from a new client. Three current clients are also adding additional site licenses at satellite facilities, bringing the total number of sites using the EDNet product to 29. All sites have annual maintenance contracts for continued support and updates. It is anticipated that most, if not all of these sites, will renew this maintenance on an annual basis.

  Results of Operations

  For the three months ended March 31, 2000 compared with the three months ended March 31, 1999.

  During the three-month period ended March 31, 2000, the Company had revenues of $170,992, which represented a 21 percent decrease from $216,700 for the corresponding period of the prior fiscal year. The 2000 sales consisted of:

               3-month  % of      3-month  % of      Change       %
              ended     sales    ended     sales    in sales    Change
              3/31/00            3/31/99                       of sales
              --------- -----    --------  ----    --------    --------
  Emergency   $ 141,652    83%   $148,942    69%   ($ 7,290)    ( 5%)

  Respiratory $       0     0%   $ 31,157    14%   ($31,157)    (100%)

  Consulting  $  29,340    17%   $ 36,601    17%   ($ 7,261)    (20%)
              ---------   ---    --------    ---   --------     ----
              $170,992    100%   $216,700    100%  ($45,708)    (21%)
              ========    ===    ========    ===   ========     ====

  The Company exited the respiratory software market on December 31, 1999 and the sales decrease reflects the termination of all respiratory revenue as of that date as well as modest declines in consulting and emergency department revenue.

  Cost of revenues decreased 6% to $65,975 for the three-month period ended March 31, 2000 from $69,943 for the corresponding period of the prior fiscal year. This mirrors the modest decline in sales.

  Selling, general, and administrative costs decreased 19% to $73,272 for the three-month period ended March 31, 2000 from $90,645 for the corresponding period of the previous fiscal year. The Company continues to tightly control administrative costs.

  Software development costs increased 3% to $52,661 for the three-month period ended March 31, 2000 from $50,909 for the corresponding period of
  the prior fiscal year.   The company has elected not to capitalize any of
  its development expenses.

  The Company had operating loss of ($22,202) for the three-month period ended March 31, 2000 compared with an operating income of $5,212 for the corresponding period of the previous year. Decreased expenses did not entirely offset the decline in sales.

  Interest expense declined to $1,290 for the three-month period ended March 31, 2000 from $1,707 for the corresponding period of the prior year.

  The Company's net income per share decreased to ($.00) as compared with net income of $0.00 for the corresponding period of the previous year.


  For the nine months ended March 31, 2000 compared with the nine months ended March 31, 1999.

  During the nine month period ended March 31, 2000 the Company had revenues of $622,404 which represents a 9% decline from $683,359 for the corresponding period of the prior fiscal year. The 2000 sales consisted of:

               9-month  % of      9-month  % of    Change
              ended     sales    ended     sales   in sales   % Change
              3/31/00            3/31/99
              --------  -----    --------  ----    --------   ---------
  Emergency   $474,525     77%   $446,941    65%   $ 27,584       6%

  Respiratory $ 27,053      4%   $ 93,035    14%   $(68,982)    (72%)

  Consulting  $120,826     19%   $143,383    21%   $(22,557)    (16%)
              --------    ----   --------    ---   --------     ----
              $622,404    100%   $683,359    100%  $(63,955)    ( 9%)
              ========    ===    ========    ====  ========     ====

  This decrease in sales was due to the continuing decline in respiratory maintenance revenue which was not entirely offset by the increase in Emergency Department revenue. Consulting revenue also declined due to the timing of completion of existing products.

  Cost of revenues increased 9% to $240,146 for the nine-month period ended March 31, 2000 from $220,554 for the corresponding period of the prior fiscal year. This increase is due to the increased mix of consulting revenue in total sales. Consulting has a lower gross margin than the sale and installation of software.

  Selling, general, and administrative costs decreased 5% to $227,557 for the nine-month period ended March 31, 2000 from $238,975 for the corresponding period of the previous fiscal year.

  Software development costs increased 22% to $163,548 for the nine-month period ended March 31, 2000 from $134,215 for the corresponding period of the prior fiscal year. Development efforts are now focused on product enhancements to meet customer requirements.

  The Company incurred an operating loss of ($8,847) for the nine-month period ended March 31, 2000 compared with an operating gain of $89,615 for the corresponding period of the previous year. Lower overall sales totals and higher expense levels contributed to the decline in operating earnings.

  Interest expense decreased to $4,951 for the nine-month period ended March 31, 2000 from $5,867 for the corresponding period of the prior year. This decline reflects the improved working capital position of the Company as well as debt reduction.

  The Company's net income per share was ($0.00) as compared with $0.01 for the corresponding period of the previous year.

  Liquidity and Capital Resources

  The Company's primary needs for capital are to fund an increased sales effort and to keep the software products current in the marketplace. For the nine months ended March 31, 2000 net cash used in operating activities was $6,598 as compared to those same activities providing $24,331 in the nine months ended March 31, 1999, a decrease of $30,929. The Company has sufficient capital for its current operations. However, in order to significantly expand sales, the Company will require additional cash from an external source. At March 31, 2000, the Company had total assets of $195,104 and shareholders equity of ($221,541) compared to total assets of $195,062 and shareholders equity of ($207,860) at June 30, 1999, the Company's fiscal year end. The 7% reduction in shareholders equity is primarily the result of operations. The company did not capitalize any software costs during the nine months ended March 31, 2000 nor did it capitalize any such costs during the prior year. The Company's cash position decreased by $12,805 during the nine month period ended March 31, 2000 to $19,234 down from $32,039 as of June 30, 1999. The Company had a working capital deficit of ($191,671) at of March 31, 2000 as compared to ($180,257) at of June 30, 1999, a decline of 6%.

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


  Dated: May 15, 2000                       TENET INFORMATION
                                            SERVICES, INC.



                                            /s/ Jerald L. Nelson
                                            -------------------------
                                            Jerald L. Nelson
                                            Chairman of The Board

                              SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Dated: : May 15, 2000                       TENET INFORMATION
                                              SERVICES, INC.




                                              Jerald L. Nelson
                                              Chairman of the Board