Form 10KSB
period 2000-06-30
TENET INFORMATION SERVICES INC
filed 2000-10-12
CIK 845696

FORM 10-K(SB)

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

        Annual Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934
(Mark One)
[ x ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended June 30, 2000

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

     Registrant's telephone number, including area code: (801) 268-3480


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

The number of shares outstanding of the Registrant's Common
Stock as of June 30, 2000 was 19,065,892.

                      TABLE OF CONTENTS
                                                             Page #
                                                             ------
PART I

     Item 1    Business                                         1

     Item 2    Properties                                       9

     Item 3    Legal Proceedings                                9

     Item 4    Submission of Matters to a Vote of
               Security Holders                                 9

PART II

     Item 5    Market for the Registrant's Common
               Equity and Related Stockholder Matters           9

     Item 6    Selected Financial Data                         10

     Item 7    Management's Discussion and Analysis of
               Financial Condition and Results of Operation    11

     Item 8    Financial Statements                            16

     Item 9    Changes In and Disagreements with
               Accountants on Accounting and Financial
               Disclosure                                      17

PART III

     Item 10   Directors, Executive Officers, Promoters
               and Control Persons of the Registrant:
               Compliance with Section 16)a) of the
               Exchange Act                                    17

     Item 11   Executive Compensation                          19

     Item 12   Security Ownership of Certain Beneficial
               Owners and Management                           21

     Item 13   Certain Relationships and Related
               Transactions                                    22

PART IV

     Item 14   Exhibits and Reports on Form 8-K                23


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

EDNet, is an integrated information management/patient tracking system designed specifically for use in emergency departments. It is a collaborative information management tool used in real time by clinical and management personnel to collect data and provide information at the most efficient points in the patient care process. Demographic information is collected at registration either by way of an interface from the main hospital information system registration function or directly through the EDNet registration process. Clinical flow information is generated and recorded through the tracking system and at the time of discharge through use of custom configured discharge routines. Auxiliary data may be added at any time. Information is stored in linked relational databases, which are completely open and non-proprietary, accessible both within the system and through other compatible applications on a shared basis.

EDNet is currently in its fifth release, (EDNet 32) as a Windows 95/98/NT/2000 compliant product. Recent enhancements include discharge aftercare instructions database, a user-sortable patient tracking display and the development of triage assessment protocols, auto faxing, and auto paging. EDNet 32 for Windows was released in the spring of 1998.

System Architecture - EDNet32 is written in C++ using the Borland's C++ Builder design environment. For smaller installations, the application utilizes the Borland Database Engine and Paradox 7/8 tables. This configuration requires a Novell 4.x/5.x server and Windows 95/98 workstations. For larger installations, or NT installations, EDNet32 is configured using Microsoft's ADO components to attach directly to MS SQL Server 7.0 on an NT server. Using the ADO components allows the system to bypass ODBC calls, thus improving performance. The system architecture and the use of C++ Builder design environment allows the application to attach to other client/server products through native drivers should a client require a database engine other than MS SQL Server.

Hardware - EDNet32 Version 5.x runs on a standard Novell network (3.11 or better) or Microsoft NT Server with Windows 95 or later workstations. The Company recommends a Pentium-based server with at least 10 GB of disk storage capacity. The server should be equipped with mirrored drives for data security and devices for backup and archive storage. The server should be supported by an intelligent uninterruptible power supply (UPS). The server must be suitable for use with Novell Network, v.4.1/5.x or NT. Network hardware should be certified by Novell/Microsoft.

Individual workstations should be Pentium 300 MHz or better,
with at least 128MB of RAM.   Workstations must fully
support SVGA color graphics. Stations should have Windows installed. In addition to the appropriate number of end-user workstations, Tenet recommends a dedicated station for remote access communication and a dedicated station for interfaces from the hospital-wide information system. A 56K baud modem or Internet communication is required for 24 x 7 support. PC Anywhere should be installed on the communications station.

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

Data tables are established during system configuration. Typically menus list physicians, drug category, formulary, quantity, dosage, frequency and special instructions. Password security can be applied. Charges for each medication may be indicated if desired. Data tables can be easily updated by emergency department managers, information services personnel, or by the Tenet support staff, using remote access capability.

Charge Entry Module - Recording charges at the point of service reduces lost revenues and produces an accurate record which can be used to verify payments.

EDNet Charge Entry Module (optional) allows users to enter charges at any time during the patient visit. Charges may also be recorded during the discharge process or in a batch mode after a visit. EDNet records charges in a specialized data base table that can be configured to generate a flexible report of charges for individual patients, all patients or special subsets of patients. Reports can describe specific visits; a daily summary of all visits or various date and hourly ranges may be selected. Authorized personnel configure reports through a selection of menus.
Reports may be viewed on the screen, printed or sent to a computer file in HL-7 format for transmission to the hospital billing function.

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


Marketing

The Company's marketing efforts are directed at broadening the market for its products by increasing awareness among directors of emergency departments and chief information officers. In support of its sales efforts, the Company conducts programs that include advertising, direct mail, trade shows and ongoing customer communications programs. The Company also keeps its customers informed of advances in the field through e-mail and other mailings. The Company maintains a Web site on the Internet that provides Company and product information for its products. (www.Tenetinfo.com).

The position of Vice President of Sales is vacant and is currently being filled by the President of the company.

As of June 30, 2000, the Company had sold its EDNet product to 25 emergency department and urgent care sites. All sites have annual maintenance contracts for continued support and updates. As of June 30, 2000 the Company was in the process of installing EDNet32 upgrades at 5 additional sites and 1 installation at a new client.

The Consulting division provides consulting support to major hospitals throughout the country. These services consist primarily of cost benefit evaluations, patient classification for nursing, and productivity management for all other departments. Consulting services are charged on a negotiated fee basis. As of June 30, 2000 the Company was providing consulting services to three hospitals, two of which are industry "Top 100" Hospitals. One of the "Top 100" Hospitals has received "magnet" designation, which only 13 hospitals in the country have received.

The Company believes that high-quality customer service and technical support are essential competitive factors in its marketplace. Through its training, consulting, maintenance, and support services, Tenet is aware of customers' needs and strives to provide services that will maximize the results achieved by customers using Tenet's products. Maintenance, support, and training also provide valuable feedback that is used to refine, enhance, and develop Tenet's products. Customers receive maintenance support from a staff of experienced customer specialists via a telephone "hot line". Annual maintenance contracts are required at each site and are provided for a fixed price. Included in the annual maintenance contracts are periodic product upgrades and feature/function enhancements. New modules are furnished at an additional cost.

EDNet 32 Product Development

Development efforts are focused on the enhancement of the EDNet 32 product. Research is being conducted on the integration of nursing and physician documentation. Voice recognition and radio frequency are being investigated as possible product enhancements. An inpatient nursing application, (IntelliChart), building upon existing EDNet 32 software, is being beta-tested at a major consulting client site. IntelliChart utilizes the main library set of EDNet32 to provide inpatient-nursing units with a real time patient tracking system. The primary focus of IntelliChart is to provide the nursing staff an automated methodology to determine patient dependency. Patient dependency is determined based upon the patient's care needs and is translated into staffing requirements on shift and staff skill level basis.

EDNet 32 is also migrating to a true client server based version, which will greatly enhance the durability of the product. A majority of the development effort has been expended on this enhancement.

The Company's future success will depend on its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and otherwise achieve market acceptance.

Protection of Proprietary Rights

The Company holds a registered trademark on the name "IntelliChart". In addition, the Company expects to seek certain patent, trademark and/or copyright protection in the further development of its new products, if appropriate.
The Company has entered into non-disclosure agreements with employees, consultants and customers to protect its proprietary technology.

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

Employees

At June 30, 2000, the Company employed eight full-time employees, one part-time employee and several independent service contractors. The number of employees and their responsibilities are as follows: two professional, five technical, and one administrative.

Competition

The health care information systems industry is highly competitive. There are many companies of considerable size and expertise that could enter the Company's market for emergency management systems. The Company is aware of competing emergency department information systems.

The Company's products target the emerging market for computerized patient and data management products in hospital and urgent care settings.

The Company faces direct competition in the emergency department market from several other firms. Many of these competitors have significantly greater resources, name recognition and larger installed bases of customers than the Company.

As a result, these potential competitors may be able to devote greater resources to the development, promotion and sale of their products than the Company.

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


ITEM 2:   PROPERTIES

The Company's headquarters and operational facilities are located in Salt Lake City, Utah. The Company leases approximately 3,490 square feet of office space at a cost
$4,050 per month. This is pursuant to a lease that expires on November 30, 2000.


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

Just prior to its suspension from NASDAQ on November 1, 1991, the reported closing bid and asked prices of the Company's Common Stock were $.03125 and $.0625, respectively. In 1996 limited public trading of the Company's Common Stock resumed with price quotations available on the over the counter "bulletin board". During fiscal year ended June 30, 2000 a limited number of shares traded on the bulletin board market at a price range of $0.05 to $0.40. The number of shareholders of record for the Company's Common Stock as of June 30, 2000 was 321 which include depositories and broker/dealers who hold shares of Common Stock in "nominee" or "street" names.


ITEM 6:   SELECTED FINANCIAL DATA

The selected financial data as of and for the fiscal year ended June 30, 1996 has been derived from the Company's financial statements, which had been audited, by Arthur
Andersen, LLP, independent public accountants.  Financial
Data for fiscal years ended June 30, 1997, 1998, 1999 and
2000 has been derived from the Company's financial statements which have been audited by Hansen Barnett &
Maxwell, independent public accountants. The following selected financial data should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this Form 10-KSB.

Statement of Operations Data
                                     Year Ended June 30,
                        ------------------------------------------------
                          2000      1999      1998      1997      1996
                        --------  --------  --------  --------  --------
                              (In thousands, except per share amounts)
                              ----------------------------------------

Revenues                  $770      $879      $ 676     $ 757    $ 1,054
Gain (loss) from
    operations              15        58        (48)     (431)      (571)
Net gain (loss)              9        69        (41)     (435)    (1,132)
Net gain (loss) per
    common share          0.00      0.00       (.00)     (.03)      (.11)

Balance Sheet Data
                                   As of June 30,
                        ------------------------------------------------
                          2000      1999      1998      1997      1996
                        --------  --------  --------  --------  --------
                                         (In thousands)
                                         --------------
Working capital
 (deficit)                (179)     (180)      (292)   $ (470)   $  (319)
Total assets               210       195        101        95        573
Long-term obligations       39        51          -         -          4
Stockholders' equity
  (deficit)               (199)     (208)      (286)     (453)      (106)

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

As of June 30, 2000, the Company had sold its EDNet product to 25 emergency department and urgent care sites. All sites have annual maintenance contracts for continued support and updates. As of June 30, 2000 the Company was in the process of installing EDNet32 upgrade at 5 additional sites and 1 installation at a new client.

On October 24, 1998 the Company signed a consulting contract with a client in the Southwest to develop and install IntelliChartr, an inpatient nursing product. IntelliChart utilizes the main library set of EDNet32 to provide inpatient nursing units with a real time patient tracking system. The primary focus of IntelliChart is to provide the nursing staff an automated methodology to determine patient dependency. Patient dependency is determined based upon the patient's care needs and is translated into staffing requirements on shift and staff skill level basis.


Results of Operations

Fiscal 2000 Compared with Fiscal 1999

During fiscal year 2000, the Company had revenues of $770,347, which represented a decrease of $108,621 or 12% from revenues of $878,968 for the prior fiscal year. The following table presents the components of revenues for fiscal 2000 and 1999.

                                          ACTUAL
                     ------------------------------------------------
                                                             Percent
                                                 Increase    Increase
REVENUES               FY 00         FY 99      (Decrease)  (Decrease)
                     --------      ----------   ----------  ----------
EDNet Systems        $555,352      $  587,604   $ (32,252)      (5%)
RCMS Systems           27,053         124,206     (97,153)     (78%)
Consulting            187,942         167,158      20,784       12%
Total                $770,347      $  878,968    (108,621)     (12%)


The following table details cost of revenue by product, comparing the prior fiscal year as shown on financials.


                              2000          1999      Increase
                                                     (Decrease)
                          --------       --------    ----------
EDNet System and          $236,853       $269,213     ($32,360)
RCMS & RCMS/X systems
Consulting                  96,761         69,925      $26,836
Total                     $333,614       $339,138       (5,524)

Cost of revenues declined to $333,614, down 2% for fiscal year 2000 compared with $339,138 for the previous fiscal year. Costs of revenues related to the EDNet System and Respiratory System for fiscal year 2000 were $236,853, giving the system revenue products a gross margin of 59%.
This compares to cost of revenues of $269,213 with a gross margin of 62% for the prior twelve-month period. Overall gross profit for the fiscal year 2000 was 57% compared to 61% for the prior year. This modest decline was due to the termination of the RCMS product line.

Selling, general and administrative expenses decreased by $95,998 or 34%, to $184,120 for fiscal year 2000 compared with $280,118 for the previous fiscal year. This decrease resulted from personnel and expense reductions related to the decline in revenue. Software development expenses increased by $36,124 or 18%, to $237,450 for fiscal year 2000 from $201,326 for fiscal 1999. This increase is the result of the company adding new features to the EDNet product line.

As a result of the above factors, the net income from operations was $15,163 for fiscal year 2000 compared with income of $58,386 for fiscal year 1999.

Net interest expense declined slightly to $6,200 from $6,584 for the prior fiscal year.

Net income was $8,963 or $.00 per share for fiscal year 2000 compared with a net income of $68,705 or 0.00 per share for fiscal year 1999.

Liquidity and Capital Resources

The Company's cash position decreased from $32,039 to $14,610 during its fiscal year 2000. The Company had a working capital deficit of $179,178 as of June 30, 2000, as compared with a deficit of $180,257 as of June 30, 1999.
Operating activities used $10,010 for the fiscal year ended
June 30, 2000 as compared to providing $36,050 in the corresponding period of the prior fiscal year. The Company received advances from related parties of $8,866 during the year ended June 30, 2000 as compared to no advances during the year ended June 30, 1999. There were debt payments of $11,737 during the fiscal year ended June 30, 2000 as compared with $661 for the corresponding period of the previous year.

While a portion of the current liabilities, approximately
$17,000, is owed to present officers and/or directors, there can be no assurances that these officers/directors will not seek payment in the near term.

Inflation has not had a significant impact on the Company's operations.

Item 7A:  Market Risk Sensitive Instruments
          N/A

ITEM 8:   FINANCIAL STATEMENTS

     Index to Financial Statements


Report of Independent Public Accountants                        F-1

Consolidated Balance Sheets as of June 30, 1999 and 1998        F-2

Consolidated Statements of Operations for the Years Ended
June 30, 1999,and 1998                                          F-3

Consolidated Statements of Shareholders' Equity for the
Years Ended June 30, 1999, and 1998                             F-4

Consolidated Statements of Cash Flows for the Years Ended
June 30, 1999, and 1998                                         F-5

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


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders
Tenet Information Services, Inc.

We have audited the accompanying consolidated balance sheet of Tenet Information Services, Inc. (a Utah corporation) and subsidiary as of June 30, 2000, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tenet Information Services, Inc. and subsidiary as of June 30, 2000, and the results of their operations and their cash flows for the years ended June 30, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.



                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
September 15, 2000

        TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEET
                         JUNE 30, 2000
                             ASSETS

Current Assets
   Cash                                             $   14,610
   Accounts receivable, net of allowance for
     doubtful accounts of $7,500                       150,541
   Prepaid expenses                                      5,609
   Work performed in excess of billings                 19,540
                                                    ----------
       Total Current Assets                            190,300
                                                    ----------
Furniture, Fixtures and Equipment                      149,137
   Less: accumulated depreciation                     (131,345)
                                                    ----------
                                                        17,792
                                                    ----------
Other Assets, Net                                        1,425
                                                    ----------
Total Assets                                        $  209,517
                                                    ==========

             LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                 $    135,578
   Accrued expenses                                       63,054
   Accrued interest                                        3,172
   Deferred revenue                                      128,950
   Billings in excess of work performed                    9,118
   Notes payable - current portion                        12,500
   Related party debt - current portion                   17,106
                                                    ------------
       Total Current Liabilities                         369,478
                                                    ------------
Long Term Liabilities
   Notes payable - long term                              12,500
   Related party debt - long term                         26,436
                                                    ------------
       Total Long-Term Liabilities                        38,936
                                                    ------------
Total Liabilities                                        408,414

Shareholders' Deficit
   Preferred stock, $0.01 par value; 1,000,000
      shares authorized, no shares issued                     -
   Common stock, $0.001 par value; 100,000,000
      shares authorized, 19,065,892 shares issued
      and outstanding                                     19,066
   Additional paid-in capital                          4,843,476
   Warrants outstanding                                    7,987
   Accumulated deficit                                (5,069,426)
                                                    ------------
       Total Shareholders' Deficit                      (198,897)
                                                    ------------
Total Liabilities and Shareholders' Deficit         $    209,517
                                                    ============

  The accompanying notes are an integral part of these financial statements.

          TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                             2000         1999
                                                        ----------  ----------
Revenues
  Software license fees and maintenance                 $  582,405  $  711,810
  Consulting services                                      187,942     167,158
                                                        ----------  ----------
     Total Revenues                                        770,347     878,968

Cost of Revenues
  Software license fees and maintenance                    236,853     269,213
  Consulting services                                       96,761      69,925
                                                        ----------  ----------
     Total Cost of Revenues                                333,614     339,138
                                                        ----------  ----------
Gross Profit                                               436,733     539,830

Operating Expenses
  Selling, general and administrative                      184,120     280,118
  Software development                                     237,450     201,326
                                                        ----------  ----------
     Total Operating Expenses                              421,570     481,444
                                                        ----------  ----------
Income From Operations                                      15,163      58,386

Other Income and (Expense)
  Interest income                                              121         776
  Interest expense                                          (6,321)     (7,360)
                                                        ----------  ----------
     Net Other Expense                                      (6,200)     (6,584)
                                                        ----------  ----------
Income Before Extraordinary Item                             8,963      51,802

Extraordinary Item - Forgiveness of Debt
  (Net of $0 Tax Benefit)                                      -0-      16,903
                                                        ----------  ----------
Net Income                                              $    8,963  $   68,705
                                                        ==========  ==========
Basic Earnings  Per Share
  Operations                                            $     0.00  $     0.00
  Extraordinary item                                          0.00        0.00
                                                        ----------  ----------
Total Basic Earnings Per Share                          $     0.00  $     0.00
                                                        ==========  ==========
Diluted Earnings Per Share
  Operations                                            $     0.00  $     0.00
  Extraordinary item                                          0.00        0.00
                                                        ----------  ----------
Total Diluted Earnings Per Share                        $     0.00  $     0.00
                                                        ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                    FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

                                           Common Stock
                                      ------------------------  Additional
                                        Shares                    Paid-In     Warrants    Accumulated
                                        Issued       Amount       Capital    Outstanding    Deficit      Total
                                      -----------  -----------  -----------  -----------  -----------  ----------
Balance, June 30, 1998                 18,833,717  $    18,834  $ 4,834,421  $     7,987  $(5,147,094) $ (285,852)

Issuance of common stock to satisfy
  amounts owed                            232,175          232        9,055            -            -       9,287

Net income                                      -            -            -            -       68,705      68,705
                                      -----------  -----------  -----------  -----------  -----------  -----------
Balance, June 30, 1999                 19,065,892       19,066    4,843,476        7,987   (5,078,389)    (207,860)

Net income                                      -            -            -            -        8,963        8,963
                                      -----------  -----------  -----------  -----------  -----------  -----------
Balance, June 30, 2000                 19,065,892  $    19,066  $ 4,843,476  $     7,987  $(5,069,426) $  (198,897)
                                      ===========  ===========  ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

         TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                                        2000        1999
                                                    ----------  ----------
Cash Flows From Operating Activities
  Net income                                        $    8,963  $   68,705
  Adjustments to reconcile net income to net
   Cash from operating activities:
     Depreciation and amortization                       9,164       8,089
     Stock issued for services                               -       9,287
     Gain on forgiveness of debt                             -     (16,903)
     Change in assets and liabilities
       Accounts receivable                             (28,027)    (50,333)
       Prepaid expenses                                 (5,609)          -
       Accounts payable                                 38,148       3,467
       Accrued liabilities                               2,493      23,265
       Deferred revenue                                 25,287     (59,534)
       Work performed in excess of billings             (2,864)    (16,676)
       Billings in excess of work performed            (57,565)     66,683
                                                    ----------  ----------
     Net Cash Provided By (Used In)
      Operating Activities                             (10,010)     36,050
                                                    ----------  ----------
Cash Flows From Investing Activities
  Acquisition of furniture, fixtures and equipment      (4,548)    (25,287)
                                                    ----------  ----------
      Net Cash Used In Investing Activities             (4,548)    (25,287)
                                                    ----------  ----------
Cash Flows From Financing Activities
  Proceeds from related party debt                       8,866           -
  Principal payments on related party debt             (11,737)       (661)
                                                    ----------  ----------
     Net Cash Used In Financing Activities              (2,871)       (661)
                                                    ----------  ----------
Net Increase (Decrease) In Cash                        (17,429)     10,102

Cash at Beginning of the Year                           32,039      21,937
                                                    ----------  ----------
Cash at End of the Year                             $   14,610  $   32,039
                                                    ==========  ==========
Supplemental Disclosures of Cash
   Flow Information:
  Cash paid for interest                            $    3,108  $    3,069
                                                    ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

        TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--NATURE OF OPERATIONS

     Organization - Tenet Information Services, Inc. ("Tenet"), a Utah corporation, designs and markets a computer-based medical and health information system related primarily to emergency departments (the "EDNet System"). During fiscal 1996 Tenet expanded its operations by merging with National Microcomputer Corporation ("NMC") and acquiring certain assets of The International Healthcare Consulting Group, Inc. ("HCG"). NMC designed and marketed the integrated information management/patient tracking system for use in emergency departments of hospitals and urgent care centers (the "EDNet System"). HCG has provided healthcare institutions, mainly hospitals, with consulting services to assist the institutions in achieving a more efficient, lower cost care delivery model while maintaining the highest quality of care standards. Tenet has elected to phase out its respiratory therapy product line.

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

     Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company previously experienced losses from operations resulting in an accumulated deficit at June 30, 2000 of approximately $5,069,426. The Company has a negative cash flow from operations of $10,010 for the current year and a working capital deficit of approximately $179,178 at June 30, 2000. These factors previously caused substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company has phased out its respiratory therapy product line and replaced it with the EDNet System, which is deemed to be a more marketable and profitable product line. Management is also negotiating various sales agreements and is continuing to better manage its cash flow. Management is also considering raising capital through the issuance of warrants and other equity instruments. These factors reasonably mitigate the concern about the Company's ability to continue as a going concern.

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

     Revenue Recognition - The Company recognizes revenue in accordance with the provisions of Statement of Position No.
     91-1 Software Revenue Recognition as follows:

     Revenues related to the EDNet System consist of sales of software licenses, installation of information systems and related software customization and enhancements. In addition, revenues are generated from annual software support and maintenance. Installation revenues are recognized on the percentage completion method measured by completion and acceptance of contracted milestones. The asset "work performed in excess of billings" represent costs incurred and revenues earned in excess of billings on uncompleted contracts. The liability "billings in excess of work performed" represents billings in excess of costs incurred and revenue recognized.

     Revenues from annual software and maintenance are recognized ratably over the term of each contract. Amounts billed in advance of revenue recognition for software and maintenance are recorded as deferred revenue.

     Revenues from consulting services are recognized when the services have been provided.

     Furniture, Fixtures and Equipment - Furniture, fixtures and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally 3 to 10 years. Depreciation expense was $9,164 and $8,089 for the periods ended June 30, 2000 and 1999. Maintenance and repairs are charged to expense as incurred and major improvements or betterments are capitalized. Gains or losses on sales or retirements are included in the statement of operations in the year of disposition. Furniture, fixtures and equipment include $140,464 of computer equipment used in operations and $8,673 of furniture, fixtures and other equipment at June 30, 2000.

     Software Development Costs - Costs incurred in creating computer software products are charged to operations as software development expense prior to the development of a detailed program design or a working model. After the detailed program design or working model is established, costs of producing product masters are capitalized as software development costs. The Company had no capitalized software costs at June 30, 2000.

     Costs of maintenance and customer support are recognized as expense when the related revenue is recognized or when those costs are incurred, whichever occurs first.

     Impairment - The Company records impairment losses on property and equipment when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company had no impaired assets at June 30, 2000.

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

     Advertising Costs - Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended June 30, 2000 and 1999 was $226 and $2,430, respectively.

     Stock-Based Compensation - Stock-based compensation to employees is measured by the intrinsic value method. This method recognizes compensation based on the difference between the fair value of the underlying common stock and the exercise price of the stock option on the date granted. Compensation relating to options granted to non-employees is measured by the fair value of the options, computed by an option-pricing model.

     Warranty Costs - A 90-day limited warranty is provided on sales of hardware and software licenses. Warranty costs incurred on hardware are passed through to the manufacturer. Warranty costs have not been material in any year presented; accordingly, these costs are expensed when incurred.

     Basic and Diluted Earnings Per Share -Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

NOTE 3-BASIC AND DILUTED EARNINGS PER SHARE

     The following data shows the amounts used in computing earnings per share for the year ended June 30, 2000 and 1999 and the effect on income and weighted average number of shares of dilutive potential common stock:

                                                          2000        1999
                                                    ----------  ----------
     Income available to common shareholders
      used in basic earnings per share              $    8,963  $   68,705
                                                    ==========  ==========
     Income available to common shareholders
      after assumed conversions of dilutive
      securities                                    $    8,963  $   68,705
                                                    ==========  ==========
     Weighted average number of common shares
      used in basic earnings per shares.            19,065,892  18,948,850
                                                    ==========  ==========

     Effect of dilutive securities
          Stock options                                770,260     116,667
          Stock warrants                                     -   4,349,858
                                                    ----------  ----------
     Weighted average number of common shares
     and dilutive potential common shares used in
     dilutive earnings per share                    19,836,152  23,415,375
                                                    ==========  ==========

NOTE 4- RELATED PARTY DEBT AND NOTES PAYABLE

Related party debt consists of the following at June 30, 2000:

  Debt payable to a related party corporation owned by an
     employee of the Company at an  interest rate of 8.5%,
     unsecured balance is due on demand.                        $   4,144

  Note payable to a company associated with a shareholder,
    at an interest rate of 12% per annum. Balance is due on
    demand                                                          9,135

  Debt payable to officers/shareholders at an interest rate
    of 12%, unsecured, due on demand.                               3,827

  Note payable to an officer and shareholder, at an interest
    rate of 8%, balance due by March 31, 2002, unsecured.          26,436
                                                                ---------
       Total related party debt                                    43,542
       Less: current portion                                      (17,106)
                                                                ---------
       Related party debt - long term                              26,436
                                                                =========
Notes payable consist of the following at June 30, 2000

  Note payable to Utah Technology Finance
    Corporation at an interest rate of 9.75%, unsecured,
    annual principal payments of $12,500
    due on December 30, 2000 and 2001.                             25,000

       Less: current portion                                      (12,500)
                                                                ---------
    Notes payable  - long term                                     12,500
                                                                =========

Annual maturities on related party debt and notes payable as of June 30, 2000 are as follows:

                2001            29,606
                2002            38,936

NOTE 5-OPERATING LEASE

     The Company occupies its facilities and uses equipment under non-cancelable operating leases that expire in fiscal year
     2001. Lease expense for fiscal 2000 and 1999 was $52,973 and $53,007, respectively.

     Minimum future lease payments under non-cancelable operating leases as of June 30, 2000 are as follows:

          Year Ended June 30,
                2001            21,465
                              --------
                              $ 21,465
                              ========

NOTE 6 - INCOME TAXES

     No benefit for income taxes has been recorded during the years ended June 30, 2000 and 1999. Certain risks exist with respect to the Company's future profitability, and management has concluded that, due to these uncertainties, the related net deferred tax asset may not be realized. Accordingly, a valuation allowance has been recorded to offset the deferred tax asset in its entirety.

     The components of the net deferred tax assets at June 30, 2000 are as follows:

       Deferred Tax Assets
          Tax net operating loss carry forward        $ 1,544,873
          Tax credits carry forward                        92,000
          Reserves and accrued liabilities                  5,052
                                                      -----------
       Total Deferred Tax Assets                        1,641,925
                                                      -----------
       Valuation allowance                             (1,641,925)
                                                      -----------
       Net Deferred Tax Asset                         $         -
                                                      ===========

     During the years ended June 30, 2000 and 1999, the valuation allowance decreased by $39,229 and $28,031 respectively.

     As of June 30, 2000, the Company has net operating loss carryforwards for federal income tax reporting purposes of approximately $4,142,369 which have begun to expire and will expire through 2013.

     The Company has research and development tax credit and investment tax credit carryforwards of approximately $95,000 and $8,000, respectively, of which $11,000 expired in 2000. The remaining credits will expire through fiscal 2005.

     The following is a reconciliation of the income tax at the federal statutory rate of 34% with the provision for income taxes for the years ended June 30, 2000 and 1999:

                                                             2000        1999
                                                       ----------  ----------
       Income tax expense (benefit) at statutory rate  $    3,047  $   23,360
       Change in deferred tax valuation account           (39,229)    (28,031)
       Non deductible taxes                                 2,753       2,404
       Expired operating loss and tax credits              33,133           -
       State taxes, net of federal benefit                    296       2,267
                                                       ----------  ----------
       Provision for Income Taxes                      $        -  $        -
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

NOTE 8-STOCK OPTIONS

     During fiscal year ended June 2000, the Board of Directors authorized the issuance of 830,000 stock options outside of the Incentive Stock Option Plan to employees of the Company. These options vest at a rate of 20% annually, are exercisable at $0.10 per share and expire on June 4, 2004. No expense was recognized related to the grant of these options. 205,000 of these options were forfeited during the fiscal year ended June 30, 2000.

     The Company has adopted an incentive stock option plan and a nonqualified stock option plan. Stock options for an aggregate of 600,000 shares of common stock may be granted under these plans. Stock options under both option plans may be granted at a price per share not less than 100 percent of the fair market value of the common stock, as determined at the date of grant. Employees vest in the right to exercise their options from immediately to the fifth anniversary date following the date of grant. The options expire five years from the vesting date. Incentive stock options are forfeited unless exercised within zero to three months following termination of employment or twelve months if termination is due to death or disability.

     A summary of the status of the Company's option plan as of June 30, 2000 and 1999, and changes during the years then ended is presented below:

                                    For the year ended June 30,
                                    2000                   1999
                           ----------------------  -----------------------
                                       Weighted                Weighted
                                        average                 average
                                        exercise               exercise
                             Shares      price       Shares      price
                           ----------  ----------  ----------  ----------
Outstanding at beginning       50,000       0.14      50,000       0.14
of year
Granted                       830,000       0.10           0
Exercised                           0                      0
Forfeited                    (205,000)      0.10           0
                           ----------              ---------
Outstanding at end of
year                          675,000       0.10      50,000          0
                           ==========              =========
Options exercisable            50,000       0.14      50,000       0.14
Weighted average fair
value of options granted
during the year                             0.04                    n/a

     The following table summarizes information about stock options outstanding at June 30, 2000:

           Options Outstanding            Options Exercisable
     -------------------------------  --------------------------------
     Range      Number     Weighted    Weighted    Number     Weighted
       of    Outstanding   Average      Average  Exercisable   Average
     Exercise    at       Remaining     Exercise     at       Exercise
      Price    6/30/00   Contract Life    Price    6/30/00      Price
     ---------------------------------  ------------------------------
       0.10    625,000      4.0 years     0.10           -          -
       0.14     50,000      1.9 years     0.14      50,000       0.14


     The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation, the Company's net income and income per share would have been increased to the pro forma amounts indicated below:

                                                  2000         1999
                                            ----------   ----------
       Net income (loss)
          As reported                       $    8,963   $   68,705
          Pro forma                             (5,750)      68,705
       Basic earnings (loss) per share
          As reported                             0.00         0.00
          Pro forma                              (0.00)        0.00
       Diluted earnings (loss) per share
          As reported                             0.00         0.00
          Pro forma                              (0.00)        0.00

     The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 2000: expected volatility of 137.77 %, risk-free interest rate of 5.8% and expected lives of 5 years. There were no issuances of options during the year ended June 30, 1999.

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

NOTE 9-WARRANTS TO PURCHASE COMMON STOCK

     The Company has issued warrants to purchase common stock in connection with various transactions. These warrants expired during the year ended June 30, 2000. The following table summarizes the warrants to purchase common stock issued and outstanding, together with their respective exercise price ranges:

                                            Years Ended June 30,
                                               2000       1999
                                            ----------  ----------
     Warrants to purchase common
       shares, beginning of the year,
       at prices ranging from $0.14
       to $0.42 per share                      688,077     688,077

     Warrants exercised                              0           0

     Warrants expired                         (688,077)          0
                                            ----------  ----------
     Warrants to purchase common
       shares, end of the year, at
       prices ranging from $0.14
       to $0.42 per share                            0     688,077
                                            ==========  ==========

NOTE 10--SUPPLEMENTAL CASH FLOW INFORMATION ACTIVITIES

     During fiscal year ended June 30, 1999, the Company issued
     232,175 shares of stock to satisfy amounts owed for services performed on behalf of the Company in the amount of $9,287.

NOTE 11--EXTRAORDINARY ITEM

     During the year ended June 30, 1999, $7,615 of unpaid accrued interest was forgiven on a note payable. In addition, $9,288 owed for legal services performed on behalf of the Company was forgiven. The total write off of $16,903 was recognized as an extraordinary gain on the forgiveness of debt.

NOTE 12-SUBSEQUENT EVENT (UNAUDITED)

     Because of employee turnover, an additional 20,000 options granted during the fiscal year ended June 30, 2000 were forfeited subsequent to the fiscal year end June 30, 2000 bringing the total number of forfeited options to 225,000 and the number of options outstanding to 655,000.


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

PART III

ITEM 10:  Directors, Executive Officers, Promoters, and
          Control Persons of the Registrant;

           Compliance with Section 16(a) of the Exchange Act

The names of the executive officers and directors of the Company, their respective ages and positions with the Company, and the dates of their elections to the Board of Directors or as officers are as follows:

 Name              Age   Position with The Company       Date of Election
 ----              ---   -------------------------       ----------------
Jerald L. Nelson    57   President(resigned)             December 1, 1993
                                                         (July 10, 1996)
                         Chairman of the Board           July 10, 1996
                         Director                        January 24, 1994

Frank Overfelt      57   Director                        September 29, 1995
                         Chief Operations Officer
                          (acting)                       July 10, 1996
                         President & Chief Operating
                           Officer                       August 31, 1998

Eric J. Nickerson   47   Director                        June 29, 1990


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

Other Key Personnel

     The Company's other key personnel include the following:

     Donald W. Ballash. Mr. Ballash holds the position of Vice-President of Product Development and Consulting and has over 19 years of experience in the health care field. He has specialized in management engineering at two large multi-hospital systems; Intermountain Health Care and Kaiser Permanente. Most recently he was a partner in the International HealthCare Consulting Group. He holds a B.S. Degree from BYU.


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


                    Annual Compensation /Long Term Compensation        /
                              /    Awards       /Payouts  /

Name and                   Year     Salary    Bonus    Other  Restricted  Securities    LTIP  All Other
Principal                   ($)      ($)       ($)     Annual   Stock     Underlying    Pay-   Compen-
                                                       Compen-  Awards     Options/     outs   sation
Position                                                ($)                SARs(#)      ($)      ($)
-------------------------------------------------------------------------------------------------------
Frank C. Overfelt          1998     76,797     -0-      -0-       -0-        -0-        -0-      -0-
Chief Operating Officer    1999     76,828     -0-      -0-       -0-        -0-        -0-      -0-
                           2000     76,360     -0-      -0-       -0-        -0-        -0-    3,600


Jerald L. Nelson           1998      -0-       -0-      -0-       -0-        -0-        -0-      -0-
Chairman of the Board      1999      -0-       -0-      600       -0-        -0-        -0-      -0-
                           2000      -0-       -0-      -0-       -0-        -0-        -0-      -0-

All Executive Officers

(3 persons)                1998     76,797     -0-      -0-       -0-        -0-        -0-      -0-
(1 person)                 1998     76,828     -0-      600       -0-        -0-        -0-      -0-
(2 person)                 2000     76,360     -0-      -0-       -0-        -0-        -0-      -0-


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

As of August 1, 1999 the company had granted 830,000 options to key employees exercisable at the rate of $.10 per share. 205,000 of these options were forfeited during the fiscal year and at June 30, 2000 and an additional 20,000 were forfeited during the three month period ended September 30, 2000. Only 655,000 remained outstanding as of October 1, 2000. These options were issued outside of the Incentive Stock Option Plan and authorized by the Board of Directors. There are still outstanding 50,000 options to an employee exercisable at $0.14 per share.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The following table sets forth the holdings of common stock as of October 1, 2000 (i) by each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding common stock of the Company, (ii) by each Director, and (iii) by all Directors and officers as a group. Unless otherwise indicated, all shares are owned directly. The percentage calculations for any individual stockholder assume that all outstanding options and warrants held by that stockholder have been exercised in full and that no other stockholder has exercised any outstanding options or warrants.

Name and Address of Beneficial Owner as of October 1, 2000

                             Common (1)     Percent of Shares Outstanding
                             ----------     -----------------------------
Michael R. Carlston 2         5,510,290                 27.94%
Dennis C. Peterson 3          4,220,442                 21.40%
Mark Oldroyd 4                3,975,559                 20.16%
Scott Staker 5                3,975,559                 20.16%
T-Acquisition 6               3,775,559                 19.14%
Eric J. Nickerson 7           2,602,044                 13.19%
Third Century II 7            2,602,044                 13.19%
Donald W. Ballash 11          1,226,429                  6.22%
Robert Smith 8                1,166,246                  5.91%
Richard Gwinn 9               1,004,920                  5.10%
Jerald L. Nelson 12             435,700                  2.21%
Frank Overfelt 10               385,511                  1.95%

All Officers and
   Directors                 4,649,684                  23.58%


1. Based on 19,065,900 common shares outstanding and options to acquire 655,000 shares of Common Stock at $0.10 - $0.14 per share.
2. The shares indicated include: (i) 1,734,731 shares of Common Stock beneficially owned by Mr. Carlston (including shares owned by his wife and held in trust for the benefit of his children); (ii) 3,775,559 shares of Common Stock held by T-Acquisition. Mr. Carlson's address is 855 Harwood Dr., Murray, UT 84107
3. Includes 444,883 shares of Common Stock beneficially owned by Mr. Peterson, and 3,775,559 shares of Common Stock held by T Acquisition L.L.C. Mr. Peterson's address is 2508
W. Bueno Vista Dr., W. Jordan, UT 84088
4. Includes 200,000 shares of Common Stock beneficially held by Mr. Oldroyd, including shares held in trust for the Violet Johnson Brown Family Trust. Also includes 3,775,559 shares of Common Stock held by T-Acquisition. Mr. Oldroyd address is 55 North 800 West, Provo, UT 84601
5. Includes 200,000 shares of Common Stock held by Mr. Staker and also includes 3,775,559 shares of Common Stock held by T-Acquisition. Mr. Stakers address is 880 North 98 West #9, Provo, UT 84604
6. A Utah Limited Liability company of which Michael R. Carlston owns or controls 56.7%, Mark Oldroyd owns or controls 32.1%, Dennis C. Peterson owns or controls 6.4% and Scott Staker owns or controls 4.8%. The shares indicated
consist of 3,775,559 shares of Common Stock   The address of
T-Acquisition is 855 Harwood Dr., Murray, UT 84107.
7. Includes 2,602,044 shares of Common Stock held by Third Century Fund II. Mr. Nickerson is Senior Partner of Third Century Fund II. Mr. Nickerson is also a director of the Company. Mr. Nickerson and Third Century Fund II's address is 1711 Chateau CT., Fallston, MD 21047

8. Includes 1,166,240 shares of Common Stock held by Dr. Smith . Dr. Smiths address is 2291 Greer Rd., Palo Alto CA 94303
9. Includes 1,004,920 shares of Common Stock held by Dr. Gwinn. Dr. Gwinns address is 304 W. Thorn, San Diego, CA 92103
10. Includes 50,000 shares of Common Stock held by IHCG and 335,511 shares of Common Stock held by Mr. Overfelt, Mr. Overfelts address is 4634 So. Ledgemont Dr., Holladay UT 84124
11. Includes 50,000 shares of Common Stock held by IHCG, and 726,429 shares of Common Stock held by Mr. Ballash and options to acquire 450,000 shares of Common Stock at $0.10 per share. Mr. Ballash's address is 9777 So. Dunsinsame Dr., So. Jordan, UT 84095
12. Includes 435,700 shares of Common Stock .. Mr. Nelsons address is 207 West Clarendon #3B, Phoenix, AZ 85013


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

PART IV

ITEM 14:  EXHIBITS AND REPORTS ON FORM 8-K

(a)       The following financial statements are included in
Part II Item 8:

               Report of Independent Public Accountants

               Balance Sheets as of June 30, 2000 and 1999

               Statements of Operations for the Years Ended
               June 30, 2000, 1999, and 1998

               Statements of Shareholders' Equity
               for the Years Ended June 30, 1999 and 2000

               Statements of Cash Flows for the Years ended
               June 30, 2000, 1999

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

                         TENET INFORMATION SERVICES, INC.

October 12, 2000                   By:/s/Jerald L. Nelson
                                   ----------------------
                         Jerald L. Nelson, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person, which include the Chief Operating Officer, and a majority of the Board of Directors, on behalf of the Company and in the capacities and on the dates indicated:

                      POWER OF ATTORNEY

Know All Men By These Presents, that each person whose signature appears below constitutes and appoints each of Jerald L. Nelson and Frank C. Overfelt, jointly and severally, his true and lawful attorney in fact and agent, with full powers of substitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney in fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Signature                   Title                    Date

/s/ Jerald L. Nelson     Director and Chairman of   October 12, 2000
--------------------     the Board of Directors
Jerald L. Nelson

/s/Frank C. Overfelt     Director, President        October 12, 2000
--------------------     Chief Operating Officer
Frank C. Overfelt

/s/ Eric J. Nickerson    Director                   October 12, 2000
---------------------
Eric J. Nickerson

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Companies Which Have
Not Registered Securities Pursuant to Section 12 of the Act.


The Company has not prepared or distributed any annual report to security holders covering the last fiscal year or any proxy statement, form for proxy or other proxy soliciting material to more than ten of the Company's security holders with respect to any annual or other meeting of security holders. In the event the Company's management elects to distribute such an annual report or proxy material subsequent to the filing of this annual report on Form 10-K, the Company will furnish four copies of such materials to the Commission when it is sent to security holders.

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

                         TENET INFORMATION SERVICES, INC.

                    By: /s/  Jerald L. Nelson
                    ---------------------------------------
                    Jerald L. Nelson, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person, which include the Chief Operating Officer, and a majority of the Board of Directors, on behalf of the Company and in the capacities and on the dates indicated:

                      POWER OF ATTORNEY

Know All Men By These Presents, that each person whose signature appears below constitutes and appoints each of Jerald L. Nelson and Frank C. Overfelt, jointly and severally, his true and lawful attorney in fact and agent, with full powers of substitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney in fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Signature              Title                     Date
     ---------              -----                     ----
  /s/ Jerald L. Nelson      Chairman of the Board     October 12, 2000
  --------------------      Director
  Jerald L. Nelson


  /s/ Frank C. Overfelt     Director, President and
  ---------------------     Chief Operating Officer   October 12, 2000
  Frank C. Overfelt

  /s/ Eric J. Nickerson     Director                  October 12, 2000
  ---------------------
  Eric J. Nickerson

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Companies Which Have
Not Registered Securities Pursuant to Section 12 of the Act.


The Company has not prepared or distributed any annual report to security holders covering the last fiscal year or any proxy statement, form for proxy or other proxy soliciting material to more than ten of the Company's security holders with respect to any annual or other meeting of security holders. In the event the Company's management elects to distribute such an annual report or proxy material subsequent to the filing of this annual report on Form 10-K, the Company will furnish four copies of such materials to the Commission when it is sent to security holders.