Form 10QSB
period 2000-09-30
TENET INFORMATION SERVICES INC
filed 2000-11-13
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

 (Mark One)
[ x ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

                      Commission File No.
                            0-18113

                   TENET INFORMATION SERVICES, INC.
   ----------------------------------------------------------------
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

The Company had 19,065,892 shares of common stock outstanding at November 8, 2000

               Tenet Information Services, Inc.

                       TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheet as of September 30, 2000  1

     Condensed consolidated statements of operations for the
     three months ended September 30, 2000 and 1999                 3

     Condensed consolidated statements of cash flows for the
     three months ended September 30, 2000 and 1999                 4

     Notes to condensed consolidated financial statements           6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             7

PART II   OTHER INFORMATION


Item 1. Litigation                                                  9
Item 2. Changes in Securities                                       9
Item 3. Defaults Upon Senior Securities                             9
Item 4. Submission of Matters to a Vote of Security Holders         9
Item 5. Other Information                                           9
Item 6. Exhibits and Reports on Form 8-K                            9

SIGNATURES                                                         10

                 PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

        TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                            ASSETS

                                            September 30, 2000
                                            ------------------
CURRENT ASSETS:
 Cash                                             $   37,487
 Accounts receivable, net of allowance for
    doubtful accounts of $7,500                      179,343
 Prepaid Expenses                                      1,299
 Work performed in excess of billings                 16,950
                                                  ----------
    Total current assets                             235,079
                                                  ----------


FURNITURE, FIXTURES AND EQUIPMENT                    149,137
 Less accumulated depreciation and
    amortization                                    (133,719)
                                                  ----------
                                                      15,418
                                                  ----------

OTHER ASSETS, net                                      1,425
                                                  ----------
                                                  $  251,922
                                                  ==========


  The accompanying notes are an integral part of this balance sheet.

        TENET INFORMATION SERVICES, INC. AND SUSIDIARY
       CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                          (Unaudited)



        LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

                                            September 30, 2000
                                            ------------------
CURRENT LIABILITIES:
 Accounts payable                                    110,949
 Accrued expenses                                     69,880
 Accrued interest                                      3,701
 Note Payable                                         12,500
 Amounts due to related parties                       17,505
 Deferred revenue                                    158,593
 Billings in excess of costs                          29,150
                                                  ----------
    Total current liabilities                        402,278
                                                  ----------
LONG TERM LIABILITIES:
 Notes Payable                                        12,500
 Notes payable to related party                       26,436
                                                  ----------
    Total long term liabilities                       38,936
                                                  ----------

Total Liabilities                                    441,214

SHAREHOLDERS' EQUITY:
 Common stock, $.001 par value;
    100,000,000 shares authorized;
    19,065,892 shares issued                          19,066
 Additional paid-in capital                        4,843,476
 Warrants outstanding                                  7,987
 Accumulated deficit                              (5,059,821)
                                                  ----------
    Total shareholders' equity                      (189,292)
                                                  ----------

 Total Liabilities and Shareholders Equity        $  251,922
                                                  ==========

  The accompanying notes are an integral part of this balance sheet.

        TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                        For the three Months Ended
                                               September 30,
                                        -------------------------
                                           2000           1999
                                        ----------     ----------
REVENUES
 SW licenses & support                  $   97,808     $  171,810
 Consulting Services                        92,098         14,950
 Respiratory Support                        -0-           15,531
                                        ----------     ----------
TOTAL REVENUES                          $  189,906     $  202,291
                                        ----------     ----------
COSTS AND EXPENSES:
 Cost of revenues                           80,461         93,051
 Selling, general and administrative        65,302         70,903
 Software development                       32,951         35,959
                                        ----------     ----------
                                           178,714        199,913
                                        ----------     ----------
INCOME FROM OPERATIONS                      11,192          2,378
                                        ----------     ----------
OTHER INCOME (EXPENSE):
 Interest expense                           (1,587)       ( 1,874)
 Interest income                              -0-              70
                                        ----------     ----------
 Other Expense, net                         (1,587)        (1,804)
                                        ----------     ----------

NET INCOME                              $    9,605     $      574
                                        ==========     ==========

BASIC EARNINGS PER SHARE                $      .00     $      .00
                                        ==========     ==========

DILUTED EARNINGS PER SHARE              $      .00     $      .00
                                        ==========     ==========

     The accompanying notes are an integral part of these
                          statements.

        TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                          For the Three Months Ended
                                               September 30,
                                           ------------------------
                                              2000          1999
                                           -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                $     9,605    $     574
 Adjustments to reconcile net
   income to net cash (used in) provided
   by operating activities:
    Depreciation and amortization                2,374        2,099
    Changes in assets and liabilities
       Prepaid Expenses                          4,310        -0-
       Work performed in excess
         of billing                              2,590      (35,191)
       Accounts receivable, net                (28,802)     (26,968)
       Accounts payable                        (24,629)      (2,532)
       Accrued expenses                          7,754          508
       Deferred Revenue                         29,643       76,263
       Billings in excess of cost               20,032       24,522
                                           -----------    ---------
    Net cash provided by
      operating activities                      22,877       39,275
                                           -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Acquisition of furniture, fixtures and
    equipment                                   -0-          (4,091)

    Net cash used by investing             -----------    ---------
      activities                                -0-          (4,091)
                                           -----------    ---------


     The accompanying notes are an integral part of these
                          statements.

        TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS (Continued)
                          (Unaudited)

                                           For the Three Months Ended
                                                  September 30,
                                             ----------------------
                                               2000         1999
                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Principal payments on debt to
   related parties                              -0-          (1,097)
                                             ---------    ---------
 Net cash used in financing
   Activities                                   -0-          (1,097)

NET INCREASE (DECREASE) IN CASH                 22,877       34,087

CASH, at beginning of period                    14,610       32,039
                                             ---------    ---------

CASH, at end of period                       $  37,487    $   66,126
                                             =========    ==========

Supplemental disclosure of cash flow information:

 Cash paid during the period for interest    $     609    $      609
                                             =========    ==========


     The accompanying notes are an integral part of these
                          statements.

        TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Item 1    Presentation of Interim Financial Statements

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

In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 2000 and the results of its operations and its cash flows for the three months ended September 30, 2000 and 1999 respectively. The results of operations for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2001.

(2)  Basic and Diluted Earnings per Common Share

The following data shows the amounts used in computing earnings per share for the three months ended September 30, 2000 and 1999 and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                For the Three  For the Three
                                                Months Ended    Months Ended
                                                September 30,   September 30,
                                                    2000            1999
                                                 -----------    ------------
Income (loss) available to common shareholders
   used  in basic earnings per share             $     9,605    $        574
                                                 -----------    ------------
Income available to common shareholders after
   assumed conversions of dilutive securities          9,605             574
                                                 ===========    ============
Weighted average number of common shares used
  in basic earnings per share                     19,065,892      19,065,892
     Effect of dilutive securities:
             Stock Options                         1,015,783       1,031,411
Weighted average number of common shares and
 dilutive potential common shares Used in
  dilutive  earnings per share                    20,081,675      20,097,303
                                                 ===========     ===========

(3)  Revenue recognition on long term software contracts

Revenues from long-term software installations are recognized on the percentage of completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract.

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

The asset, Work performed in excess of billings, represents costs incurred and revenues earned in excess of amounts billed. The liability, Billings in excess of costs, represents billings in excess of costs incurred and revenue recognized. Contract retentions are included in accounts receivable.


Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

General

This discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

The Company is engaged in developing and servicing data processing information products used in hospitals. The Company's main product is an emergency department computer system known as EDNet. In addition, the Company also has a consulting group, which conducts efficiency studies in various hospital situations, as well as customizes software solutions to specific hospital requirements.

As of September 30, 2000, the Company had installed its EDNet product to 25 emergency department and urgent care sites. All sites have annual maintenance contracts for continued support and updates. As of September 30, 2000 the Company was in the process of installing EDNet32 upgrades at 5 additional sites and 1 installation at a new client.

The Consulting division provides consulting support to major hospitals throughout the country. These services consist primarily of cost benefit evaluations, patient classification for nursing, and productivity management for all other departments. Consulting services are charged on a negotiated fee basis. As of September 30, 2000 the Company was providing consulting services to four hospitals, two of which are industry "Top 100" Hospitals. One of the "Top 100" Hospitals has received "magnet" designation, which only 13 hospitals in the country have received.

Results of Operations

For the three months ended September 30, 2000 compared with the three months ended September 30, 1999.

During the three month period ended September 30, 2000, the Company had revenues of $189,906, which represented an 6 percent decrease from $202,292 for the corresponding period of the prior fiscal year. The sales consisted of EDNet license and support $97,808 (52%), consulting $92,098 (48%) and respiratory,  $0 (0%), compared with $171,810  (85%),  $14,950
(7%), and $15,531 (8%) respectively, for the corresponding period of the prior fiscal year.

Cost  of revenues decreased 14% to $80,461 for the three month
period   ended  September  30,  2000  from  $93,051  for   the
corresponding  period of the prior year.   This  decrease  was
directly related to the decline in EDNet revenue.

Selling, general, and administrative expense decreased 8% to $65,302 for the three-month period ended September 30, 2000 from $70,903 for the corresponding period of the previous fiscal year. The decrease was consistent with the decreased revenue.

Software development costs decreased 8% to $32,951 for the three-month period ended September 30, 2000 from $35,959 for the corresponding period of the prior fiscal year. The decrease was consistent with the decreased revenue. Development activities are now focused on enhancements to the EDNet software.

The Company earned an operating profit of $11,192 for the three-month period ended September 30, 2000 compared with a profit of $2,378 for the corresponding period of the previous year. Consulting revenue was substantially higher in the current quarter than a year ago and the gross margin on consulting revenue was significantly higher than the gross margin on EDNet revenue last year.

Interest expense declined to $1,587 for the three-month period ended September 30, 2000 from $1,874 for the corresponding period of the prior year. The reduced interest expense is a result of debt retirement.

The Company had net income of $9,605 or $0.00 per share for the three month period ended September 30, 2000 compared with a net income of $574 or $0.00 per share for the corresponding period of the prior year.

Liquidity and Capital Resources

The Company's primary needs for capital are to fund an increased sales effort and stay current on its continuing product development. For the three months ended September 30, 2000, net cash provided by operating activities was $22,877 as compared to net cash provided by operations of $39,275 for corresponding period of the prior year. The Company has sufficient capital for its current operations. However, in order to significantly expand sales, the Company will require additional cash from borrowing or a private placement. At September 30, 2000, the company had total assets of $251,922 and shareholders deficit of $189,292 compared to total assets of $209,517 and shareholders deficit of $198,897 at June 30, 2000, the Company's last fiscal year end. The 20% increase in assets is primarily the result of increased cash and accounts receivable. The improvement in shareholders' deficit is primarily the result of operations. The Company did not capitalize any software development costs during the three months ended September 30, 2000.

At September 30, 2000 the Company had a working capital deficit of $167,199 as compared to a working capital deficit of $179,178 at September 30, 1999, an improvement of 7%.

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


Dated: November 10, 2000     TENET INFORMATION
                             SERVICES, INC.


                             /s/Jerald L. Nelson
                             ----------------------------------
                             Chairman of the Board of Directors
                             Jerald L. Nelson
                             Chairman of the Board of Directors