Form 10QSB
period 2000-12-31
TENET INFORMATION SERVICES INC
filed 2001-10-16
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

 (Mark One)
[ x ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

                          Commission File No.
                                0-18113

                   TENET INFORMATION SERVICES, INC.
   (Exact name of small business issuer as specified in its charter)

     UTAH                                    87-0405405
(State or other jurisdiction              (I.R.S. Employer
 of incorporation organization)           Identification No.)

                          53 West 9000 South
                          Sandy, Utah  84070
                (Address of principal executive office)

                            (801) 568-0899
                      (Issuer's telephone number)

                                Changed
 (Former name, former address and former fiscal year, if changed since last report)
             4885 South 900 East, Salt Lake City, UT 84117

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes__    No  X
(2)  Yes  X      No___

The Company had 19,065,892 shares of common stock outstanding at October 15, 2001

                   Tenet Information Services, Inc.

                           TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheet as of
     December 31, 2000                                           1

     Condensed consolidated statements of operations
     for the three months ended December 31, 2000 and 1999       3

     Condensed consolidated statements of operations
     for the six months ended December 31, 2000 and 1999         4

     Condensed consolidated statements of cash flows for
     the six months ended December 31, 2000 and 1999             5

     Notes to condensed consolidated financial statements        7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          10

PART II   OTHER INFORMATION


Item 1. Litigation                                               15
Item 2. Changes in Securities                                    15
Item 3. Defaults Upon Senior Securities                          15
Item 4. Submission of Matters to a Vote of Security Holders      15
Item 5. Other Information                                        15
Item 6. Exhibits and Reports on Form 8-K                         15



SIGNATURES                                                       16




                    PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

            TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEET
                              (Unaudited)

                                ASSETS

                                             December 31, 2000
                                             -----------------
CURRENT ASSETS:
 Cash                                             $   22,202
 Accounts receivable, net of allowance for
    doubtful accounts of $7,500                       88,605
 Prepaid expenses                                        500
 Work performed in excess of billings                 16,950
                                             ---------------
    Total current assets                             128,257
                                             ---------------




FURNITURE, FIXTURES AND EQUIPMENT                    134,233
 Less accumulated depreciation and
    amortization                                    (117,831)
                                             ---------------
                                                      16,402
                                             ---------------
OTHER ASSETS, net                                      1,425
                                             ---------------
                                                  $  146,084
                                             ===============



  See the accompanying notes to the condensed consolidated financial statements.

            TENET INFORMATION SERVICES, INC. AND SUSIDIARY
           CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                              (Unaudited)



                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                             December 31, 2000
                                             -----------------
CURRENT LIABILITIES:
 Accounts payable                                 $  138,445
 Accrued expenses                                     79,948
 Accrued interest                                      4,230
 Amounts due to related parties                       17,911
 Deferred revenue                                    117,179
 Billings in excess of costs                          38,325
 Short term notes payable                             25,000
                                             ---------------
    Total current liabilities                        421,038
                                             ---------------
Long Term Liabilities
 Notes Payable to related party                       26,436
                                             ---------------
 Total Long Term Liabilities                          26,436
                                             ---------------
    Total Liabilities                                447,474
                                             ---------------

SHAREHOLDERS' EQUITY:
 Common stock, $.001 par value;
    100,000,000 shares authorized;
    19,065,892 shares outstanding                     19,066
 Additional paid-in capital                        4,851,463
 Warrants outstanding                                   -
 Accumulated deficit                              (5,171,919)
                                             ---------------

    Total shareholders' equity                      (301,390)
                                             ---------------

Total Liabilities and Shareholders Equity         $  146,084
                                             ===============





  See the accompanying notes to the condensed consolidated financial statements.

            TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                     For the Three Months Ended
                                           December 31
                                      2000           1999
                                   ----------     ----------

REVENUES                           $   75,421     $  249,121
                                   ----------     ----------

COSTS AND EXPENSES:
 Cost of revenues                      94,173         96,120
 Selling, general and administrative   64,062         83,382
 Software development                  25,759         59,928
                                   ----------     ----------

                                      183,994        239,430
                                   ----------     ----------

GAIN (LOSS) FROM OPERATIONS          (108,573)         9,691
                                   ----------     ----------

OTHER INCOME (EXPENSE):
 Interest expense                      (4,303)        (1,743)
 Miscellaneous income                     778           -
                                   ----------     ----------

    Other expense, net                 (3,525)        (1,743)
                                   ----------     ----------

NET INCOME (LOSS)                    (112,098)         7,948
                                   ==========     ==========

BASIC EARNINGS (LOSS) PER SHARE    $    (0.01)    $      0.00
                                   ==========     ===========

DILUTED EARNINGS (LOSS) PER SHARE  $    (0.01)    $     0.00
                                   ==========     ==========




  See the accompanying notes to the condensed consolidated financial statements.

            TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                   For the Six Months Ended
                                         December 31
                                      2000           1999
                                   ----------     ----------

REVENUES                           $  265,327     $  451,412
                                   ----------     ----------

COSTS AND EXPENSES:
 Cost of revenues                     174,634        174,171
 Selling, general and
   administrative                     129,364        154,285
 Software development                  58,710        110,887
                                   ----------     ----------

                                      362,708        439,343
                                   ----------     ----------

GAIN (LOSS) FROM OPERATIONS           (97,381)        12,069
                                   ----------     ----------

OTHER INCOME (EXPENSE):
 Interest expense                      (5,890)        (3,547)
 Misc income                              778           -
                                   ----------     ----------

   Other expense, net                  (5,112)        (3,547)
                                   ----------     ----------

NET INCOME (LOSS)                    (102,493)         8,522
                                   ==========     ==========


BASIC EARNINGS (LOSS) PER SHARE    $    (0.01)    $    (0.00)
                                   ==========     ==========

DILUTED EARNINGS (LOSS) PER SHARE  $    (0.01)    $     0.00
                                   ==========     ==========




  See the accompanying notes to the condensed consolidated financial statements.

            TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                    For the Six Months Ended
                                          December 31,
                                      2000           1999
                                    --------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                 $  (102,493)   $   8,522
 Adjustments to reconcile net
   loss to net cash (used in)
   provided by operating activities:
    Depreciation and amortization        5,110        4,466
       Accounts receivable, net         61,936      (58,034)
       Prepaid Expenses                  5,109         -
       Accounts payable                  2,867       28,211
       Accrued salaries and benefits    18,757        8,247
       Deferred revenues               (11,771)     (11,556)
       Work performed in excess
         of billings                     2,590         -
                                   -----------    ---------
       Billings in excess of earned
         revenue                        29,207          889
                                   -----------    ---------
    Net cash provided by (used in)
      operating activities              11,312      (19,255)
                                   -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of furniture,
      fixtures and equipment             (3,720)     (4,548)
                                   ------------   ---------

    Net cash used in investing
      activities                         (3,720)     (4,548)
                                   ------------   ---------



  See the accompanying notes to the condensed consolidated financial statements.

            TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS (Continued)
                              (Unaudited)

                                    For the Six Months Ended
                                          December 31,
                                      2000           1999
                                   ----------     ---------


NET INCREASE (DECREASE) IN CASH    $    7,592     $  (23,803)

CASH, at beginning of period           14,610         32,039
                                   ----------     ----------

CASH, at end of period             $   22,202     $    8,236
                                   ==========     ==========




Supplemental disclosure of cash flow information:

 Cash paid during the period for
   interest                         $   1,158     $    1,265
                                    =========     ==========






  See the accompanying notes to the condensed consolidated financial statements.

            TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tenet Information Services, Inc. and Subsidiary (the Company) and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of June 30, 2000. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2001.

NOTE 2 -- Basic and Diluted Earnings (Loss) per Common Share

The following data shows the amounts used in computing earnings per share for the three and six months ended December 31, 1999 and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                             For the Three  For the Six
                                             Months Ended   Months Ended
                                             December 31,   December 31,
                                                 1999           1999
                                             -------------  -------------

Income available to common shareholders
 used in basic earnings per share                 $    7,948  $    8,522
                                                  ==========  ==========
Income available to common shareholders after
  assumed conversions of dilutive  securities     $    7,948  $    8,522
                                                  ==========  ==========
Weighted average number of common shares used in
  basic earnings per share                        19,065,862  19,065,862
     Effect of dilutive securities:
          Stock Options                               50,000      50,000
          Stock Warrants                             688,075     688,075
                                                  -----------  ----------
Weighted average number of common shares and
  dilutive potential common shares Used in
  dilutive earnings per share                     19,803,937    19,803,937
                                                  ==========    ==========

A total of 605,000 potentially issuable common shares were excluded from the calculation of diluted loss per common share for the three and six months ended December 31, 2000 because the effects would be anti-dilutive; therefore the weighted average number of common shares used in the calculation of basic and diluted loss per share was 19,065,892.



Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

General

This discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000

The Company is engaged in developing and servicing data processing information products used in hospitals. The Company's main product is an emergency department computer system known as EDNet. In addition, the Company also has a consulting practice which specializes in methods and systems improvements, productivity measurement, cost identification and organizational analysis for all inpatient and outpatient hospital departments, as well as customized software solutions for specific hospital departmental requirements.

As  of  December 31, 2000, the Company has installed its EDNet product in 23 clients, 14 of which have been upgraded to the EDNet32 Windows version. In addition, the Company is in the process of upgrading 5 additional current clients. Two current clients are also adding additional site licenses at satellite facilities. All sites have annual maintenance contracts for continued support and updates. It is anticipated that most, if not all of these sites, will renew this maintenance on an annual basis.


Results of Operations

For the three months ended December 31, 2000 compared with the three months ended December 31, 1999.

During the three-month period ended December 31, 2000, the Company had revenues of $75,421 which represented a 63 percent decrease from $202,291 for the corresponding period of the prior fiscal year. The 2000 sales consisted of

             3-month   %  of    3-month    %of      Change in  %  Change
             ended     sales     ended     sales    sales       of sales
             12/31/00           12/31/99
             --------  -----    --------  ------     ---------   --------
Emergency    $67,631    90%     $161,063    64%      $ (93,432)    54%
Respiratory  $    -      0%     $ 11,522     5%      $ (11,522)     6%
Consulting   $  7,790   10%     $ 76,536    31%      $ (68,746)    40%
             --------  ----     --------  ------     ---------   --------
             $ 75,421   100%    $249,121    100%     $(173,700)   100%
             ========  =====    ========  ======     =========   ========

This  sales  decrease resulted primarily from the termination  of  the
respiratory   product  and  the  delay  by  clients  in   implementing
consulting projects as well as emergency upgrades.

Cost of revenues decreased 2% to $94,173 for the three-month period ended December 31, 2000 from $96,120 for the corresponding period of the prior fiscal year. This is a result of fixed cost of revenues.

Selling, general, and administrative expenses decreased 26% to $64,062 for the three-month period ended December 31, 2000 from $83,382 for the corresponding period of the previous fiscal year. This reflects the aggressive response to lower sales by reducing personnel and related expenses. The Company continues to tightly control administrative costs.

Software development costs decreased 57% to $25,759 for the three-month period ended December 31, 2000 from $59,928 for the corresponding period of the prior fiscal year. Development activities are now focused on enhancements to the EDNet32 product.

The Company had operating net loss of $(108,573) for the three-month period ended December 31, 2000 compared with an operating net income of $ 9,691 for the corresponding period of the previous year. The loss was a result of significantly lower revenues.

Interest expense increased to $4,305 for the three-month period ended December 31, 2000 compared to $1,743 during the prior fiscal year.

The Company's net loss of ($112,098) or $(0.01) per share for the three month period ended December 31, 2000 compared with net income of $ 7,948 or $0.00 for the corresponding period of the previous fiscal year.

For the six months ended December 31, 2000 compared with the six months ended December 31, 1999.

During the six month period ended December 31, 2000, the Company had revenues of $265,327, which represented a 41% decline from $451,412 for the corresponding period of the prior fiscal year. The 2000 sales consisted of:

              6-month           6-month
               ended     % of    ended     % of   Change in     %
              12/31/99  sales   12/31/99  sales     sales     Change
             ---------  ------  --------  ------  ---------   ------

Emergency    $165,439    62%    $332,873   74%   ($167,434)    (90%)
Respiratory  $   -        0%    $ 27,053    6%   ($ 27,053)    (15%)
Consulting   $ 99,888    38%    $ 91,486   20%    $  8,402       5%
             --------    ----   --------   ----  ----------   -----
             $265,327    100%   $451,412   100%  ($186,085)   (100%)
             ========    ====   ========   ====  =========     =====

This decrease in sales was due to the continuing termination of respiratory revenue which was not offset by any increase in Emergency Department revenue. Consulting revenue increased modestly during the 6 months.

Cost of revenues of $174,634 for the six-month period ended December 31, 2000 compared to $174,171 for the corresponding period of the prior fiscal year was fairly consistent. This is a result of fixed cost of revenues.

Selling,  general,  and  administrative  expenses  decreased  16%   to
$129,364 for the six-month period ended December 31, 2000 from $154,285 for the corresponding period of the previous fiscal year. This reflects the aggressive response to lower sales by reducing personnel and related expenses. The Company continues to tightly control administrative costs.

Software development expenses decreased 47% to $ 58,710 for the six-month period ended December 31, 2000 from $110,887 for the corresponding period of the prior fiscal year. Development efforts are now focused on product enhancements to meet customer requirements..

The Company had operating loss of $(97,381) for the six-month period ended December 31, 2000 compared with an operating gain of $12,069 for the corresponding period of the previous year. Lower overall sales totals contributed to the decline in operating earnings.

Interest expense increased to $5,892 for the six-month period ended December 31, 2000 from $3,547 for the corresponding period of the prior year.

The Company's net income per share decreased to ($0.01) as compared with $0.00 for the corresponding period of the previous year.


Liquidity and Capital Resources

The Company's primary needs for capital are to fund an increased sales effort and to keep the software products current in the marketplace. For the six months ended December 31, 2000 net cash provided by operating activities was $10,507 as compared to those same activities using $19,255 in the six months ended December 31, 1999, an increase of $29,762. The Company has sufficient capital for its current operations. However, in order to significantly expand sales, the Company will require additional cash from an external source. At December 31, 2000 the Company had total assets of $146,084 and shareholders equity of ($301,390) compared to total assets of $209,517 and shareholders equity of ($198,897) at June 30, 2000, the Company's last fiscal year end. The 30% decrease in assets is primarily the result of lower accounts receivable. The 52% decline in shareholders equity is primarily the result of losses during the six months ended December 31, 2000. The Company did not capitalize any software development costs during the six months ended December 31, 2000 nor did it capitalize any such costs during the prior year.

The Company's cash position increased by $ 7,592 during the six month period ended December 31, 2000 to $22,202 up from $14,610 as of June 30, 2000. The Company's working capital was ($292,781) at December 31, 2000 as compared to ($179,178) at June 30, 2000.

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


Dated: October 15, 2001      TENET INFORMATION
                             SERVICES, INC.



                             /s/ Jerald L. Nelson
                             --------------------
                             Jerald L. Nelson
                             Chairman of the Board of Directors




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated October 15, 2001       TENET INFORMATION
                             SERVICES, INC.


                             /s/ Jerald L. Nelson
                             _______________________
                             Jerald L. Nelson
                             Chairman of The Board of Directors