Form 10QSB
period 2001-03-31
TENET INFORMATION SERVICES INC
filed 2001-10-16
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

 (Mark One)
[ x ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001

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

                                Change
 (Former name, former address and former fiscal year, if changed since last report)
                 4885 So. 900 East, #17, SLC, UT 84117


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes___  No  X
(2)  Yes  X      No___

The Company had 19,065,892 shares of common stock outstanding at October 15, 2001

                   Tenet Information Services, Inc.

                           TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheet as of March 31, 2001            1

     Condensed consolidated statements of operations for the three
     months ended March 31, 2001 and 2000                                 3

     Condensed consolidated statements of operations for the nine
     months ended March 31, 2001 and 2000                                 4

     Condensed consolidated statements of cash flows for the nine
     months ended March 31, 2001 and 2000                                 5

     Notes to condensed consolidated financial statements                 7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  10

PART II   OTHER INFORMATION


Item 1. Litigation                                                       15
Item 2. Changes in Securities                                            15
Item 3. Defaults Upon Senior Securities                                  15
Item 4. Submission of Matters to a Vote of Security Holders              15
Item 5. Other Information                                                15
Item 6. Exhibits and Reports on Form 8-K                                 15


SIGNATURES                                                               16

                    PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

            TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEET
                              (Unaudited)

                                ASSETS

                                                 March 31, 2001

CURRENT ASSETS:
 Cash                                             $   29,626
 Accounts receivable, net of allowance for
    doubtful accounts of $7,500                       76,424
 Work performed in excess of billings                 16,950
                                                  ----------
    Total current assets                             123,000
                                                  ----------


FURNITURE, FIXTURES AND EQUIPMENT                    134,233
 Less accumulated depreciation and
    amortization                                    (120,465)
                                                  ----------
                                                      13,768
                                                  ----------


OTHER ASSETS, net                                      2,595
                                                  ----------
Total Assets                                      $  139,363
                                                  ==========



    See the accompanying notes to condensed consolidated financial statements .

            TENET INFORMATION SERVICES, INC. AND SUSIDIARY
           CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                              (Unaudited)



                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 March 31, 2001

CURRENT LIABILITIES:
 Accounts Payable                                 $  137,949
 Accrued expenses                                    111,655
 Accrued interest                                      4,758
 Amounts due related parties                          18,094
 Deferred revenue                                    101,249
 Billings in excess of costs                          25,825
 Short term notes payable                             25,000
                                                  ----------
    Total current liabilities                        424,530
                                                  ----------
Long Term Liabilities:
 Notes Payable to related parties                     26,436
                                                  ----------
    Total long term liabilities                       26,436
                                                  ----------
 Total Liabilities                                   450,966
                                                  ----------
SHAREHOLDERS' DEFICIT:
 Common stock, $.001 par value;
    100,000,000 shares authorized;
    19,065,892 shares outstanding                     19,066
 Additional paid-in capital                        4,851,463
 Accumulated deficit                              (5,182,132)
                                                  ----------
    Total shareholders' deficit                     (311,603)
                                                  ----------
Total liabilities and stockholders equity         $  139,363
                                                  ==========



    See the accompanying notes to condensed consolidated financial statements.

            TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                      For the Three Months Ended
                                               March 31,
                                           2001           2000
                                        ----------     ----------
REVENUES                                $  128,971     $  170,992
                                        ----------     ----------
COSTS AND EXPENSES:
 Cost of revenues                           75,448         65,975
 Selling, general and administrative        37,071         73,272
 Software development                       24,008         52,661
                                        ----------     ----------
Total costs and expenses                   136,527        191,908
                                        ----------     ----------
LOSS FROM OPERATIONS                        (7,556)       (20,916)
                                        ----------     ----------
OTHER INCOME (EXPENSE):
 Interest expense                           (2,824)        (1,286)
 Misc. income                                  169           -
                                        ----------     ----------
    Other expense, net                      (2,655)        (1,286)
                                        ----------     ----------

NET LOSS                                $  (10,211)    $  (22,202)
                                        ==========     ==========
BASIC AND DILUTED LOSS PER SHARE        $    (0.00)    $    (0.00)
                                        ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES USED IN PER SHARE
  CALCULATION                           19,065,892     19,065,862
                                        ==========     ==========


    See the accompanying notes to condensed consolidated financial statements .

            TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                      For the Nine Months Ended
                                              March 31
                                           2001           2000
                                        ----------     ----------
REVENUES                                $  394,298     $  622,404

COSTS AND EXPENSES:
 Cost of revenues                          250,082        240,146
 Selling, general and administrative       166,435        227,557
 Software development                       82,718        163,548
                                        ----------     ----------
 Total costs and expenses                  499,235        631,251
                                        ----------     ----------
LOSS FROM OPERATIONS                      (104,937)        (8,847)
                                        ----------     ----------
OTHER INCOME (EXPENSE):
 Misc. income                                  947           -
 Interest expense                           (8,716)        (4,951)
 Interest income                              -               118
                                        ----------     ----------
    Other expense, net                      (7,769)        (4,833)
                                        ----------     ----------

NET LOSS                                $ (112,706)    $  (13,680)
                                        ==========     ==========


BASIC AND DILUTED LOSS PER SHARE        $    (0.00)    $    (0.00)
                                        ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES USED IN PER SHARE CALCULATION  19,065,892     19,065,862
                                        ==========     ==========

    See the accompanying notes to condensed consolidated financial statements .

            TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                           For the Nine Months Ended
                                                   March 31,
                                               2001          2000
                                            ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                          $ (112,706)    $ (13,680)
 Adjustments to reconcile net
   loss to net cash (used in) provided
   by operating activities
    Depreciation and amortization                7,744         6,815
    Changes in Assets and Liabilities

       Accounts receivable, net                 74,117       (15,115)
       Prepaid Expenses                          5,609          -
       Work performed in excess of
        billings                                 2,590          -
       Other assets                             (1,170)         -
       Accounts payable                          2,371        17,992
       Accrued expenses                         51,175         9,992
       Deferred revenue                        (27,701)       19,608
       Billings in excess of costs              16,707       (32,210)
                                            ----------     ---------
    Net cash used in operating activities       18,736        (6,598)
                                            ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of furniture, fixtures
      and equipment                             (3,720)       (4,548)
                                            ----------     ---------
    Net cash used in investing
      activities                                (3,720)       (4,548)
                                            ----------     ---------

    See the accompanying notes to condensed consolidated financial statements .

            TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS (Continued)
                              (Unaudited)

                                       For the Nine Months Ended
                                                March 31,
                                           2001           2000
                                        ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Principal payments on long-term debt         -            (1,659)
                                        ----------     ----------
    Net cash used in financing
      activities                              -            (1,659)
                                        ----------     ----------
NET INCREASE (DECREASE) IN CASH             15,016        (12,805)

CASH, at beginning of period                14,610         32,039
                                        ----------     ----------
CASH, at end of period                  $   29,626     $   19,234
                                        ==========     ==========



Supplemental disclosure of cash flow information:

 Cash paid during the period
    for interest                        $    1,267    $       609
                                        ==========    ===========




    See the accompanying notes to condensed consolidated financial statements .

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally incuded in financial statements have been omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of June 30, 2000. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2001.

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

As of March 31, 2001, the Company has installed its EDNet product in 23 clients, 14 of which have been upgraded to the EDNet32 Windows version. In addition, the Company is in the process of upgrading 5 additional current clients. Two current clients are also adding additional site licenses at satellite facilities. Based on a request from a current client, a new product, named ARCNet, has been developed for use in same day surgery and ambulatory care departments. ARCNet was installed at that client site and the product has received interest from other clients. All products/clients have annual maintenance contracts for continued support and updates.

The Consulting division provides consulting support to major hospitals throughout the country. These services consist primarily of cost benefit evaluations, patient classification for nursing, and productivity management for all other departments. Consulting services are charged on a negotiated fee basis

Results of Operations

For the three months ended March 31, 2001 compared with the three months ended March 31, 2000.

During the three-month period ended March 31, 2001, the Company had revenues of $128,971, which represented a 25% decrease from $170,992 for the corresponding period of the prior fiscal year. The 2001 sales consisted of:



             3-month             3-month
              ended      % of    ended    % of   Change     % Change
             3/31/01    sales   3/31/00   sales  in sales   of sales
            ---------   ------  --------  -----  ---------  --------

Emergency   $ 130,939    102%   $141,652   83%    ($10,713)    (25%)

Consultins  $ (1,968)     (2)%  $ 29,340   17%    ($31,308)    (75%)
            --------    ------  --------  ----   ---------   ------
            $128,971      100%  $170,992  100%    ($42,021)   (100%)
            ========    ======  ========  ====   =========   ======

Cost of revenues increased 14% to $75,448 for the three-month period ended March 31, 2001 from $65,975 for the corresponding period of the prior fiscal year.

Selling, general, and administrative costs decreased 49% to $37,071 for the three-month period ended March 31, 2001 from $73,272 for the corresponding period of the previous fiscal year. The Company continues to tightly control administrative costs.

Software development costs decreased 54% to $24,008 for the three-month period ended March 31, 2001 from $52,661 for the corresponding period of the prior fiscal year. The company has elected not to capitalize any of its development expenses.

The Company had operating loss of ($7,556) for the three-month period ended March 31, 2001 compared with an operating loss of ($20,916) for the corresponding period of the previous year. Decreased expenses did not entirely offset the decline in sales.

Interest expense increased to $2,824 for the three-month period ended March 31, 2001 from $1,286 for the corresponding period of the prior year.

The Company's net loss per share remained the same at (0.00) as compared to the corresponding period of the previous year.

For the nine months ended March 31, 2001 compared with the nine months ended March 31, 2000.

During the nine month period ended March 31, 2000 the Company had revenues of $394,298 which represents a 37% decline from $622,404 for the corresponding period of the prior fiscal year. The 2001 sales consisted of:


            9-month           9-month
             month    % of     ended    % of   Change in
             ended    sales   3/31/00   sales    sales      % Change
            --------  -----   --------  -----  ----------   --------
Emergency   $296,378   75%    $474,525   77%   $(178,147)     (78%)
Respiratory $   0       0%    $ 27,053    4%   $ (27,053)     (12%)
Consulting  $ 97,920   25%    $120,826   19%   $ (22,900)     (10%)
            --------  ----    --------  -----  ----------   --------
            $394,298  100%    $622,404  100%   $(228,100)    (100%)
            ========  ====    ========  =====  ==========   ========

This decrease in sales was due to the termination of the respiratory product, lower consulting revenues and a slowdown in EDNet upgrades.

Cost of revenues increased 17% to $280,082 for the nine-month period ended March 31, 2001 from $240,146 for the corresponding period of the prior fiscal year.

Selling, general, and administrative costs decreased 40% to $136,435 for the nine-month period ended March 31, 2001 from $227,557 for the corresponding period of the previous fiscal year. This reflects cost reductions relating to lower revenues.

Software development costs decreased 49% to $82,718 for the nine-month period ended March 31, 2001 from $163,548 for the corresponding period of the prior fiscal year. Development efforts are now focused on product enhancements to meet customer requirements.

The Company incurred an operating loss of ($104,937) for the nine-month period ended March 31, 2001 compared with an operating loss of ($8,847) for the corresponding period of the previous year. Lower overall sales totals and higher costs contributed to the decline in operating earnings.

Interest expense increased to $8,716 for the nine-month period ended March 31, 2001 from $4,951 for the corresponding period of the prior year.

The Company's net loss per share remained the same at ($0.00) as compared to the corresponding period of the previous year.

Liquidity and Capital Resources

The Company's primary needs for capital are to fund an increased sales effort and to keep the software products current in the marketplace. For the nine months ended March 31, 2001 net cash provided by operating activities was $18,736 as compared to those same activities using $6,598 in the nine months ended March 31, 2000, a increase of $25,334. The Company has sufficient capital for its current operations. However, in order to significantly expand sales, the Company will require additional cash from an external source. At March 31, 2001, the Company had total assets of $139,363 and shareholders equity of ($311,603) compared to total assets of $209,517 and shareholders equity of ($198,897) at June 30, 2000, the Company's fiscal year end. The 57% reduction in shareholders equity is primarily the result of operations. The company did not capitalize any software costs during the nine months ended March 31, 2001 nor did it capitalize any such costs during the prior year. The Company's cash position increased by $15,016 during the nine month period ended March 31, 2001 to $29,626 up from $14,610 as of June 30, 2000. The
Company had a working capital deficit of ($301,530) at March 31, 2001 as compared to ($179,178) at of June 30, 2000.

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