Form 10KSB
period 2001-06-30
TENET INFORMATION SERVICES INC
filed 2001-10-16
CIK 845696

FORM 10-K(SB)

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934
(Mark One)
[ x ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended June 30, 2001

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

     For the transition period from ____________ to _____________

                          Commission File No.
                                0-18113

                   TENET INFORMATION SERVICES, INC.
        (Exact name of registrant as specified in its charter)

     UTAH                                     87-0405405
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)        Identification No.)

     53 West 9000 South
     Sandy, Utah                                 84070
(Address of principal executive office)        (Zip Code)

     Registrant's telephone number, including area code
                          (801) 568-0899


     Securities Registered Pursuant to Section 12 (g) of the Act:

                             Common Stock
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  (1)  Yes_ __  No___X_   (2)  Yes  X  No___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K, or any amendment to this Form 10-K [   ].

The number of shares outstanding of the Registrant's Common Stock as of October 15, 2001 was 19,065,892.


                           TABLE OF CONTENTS
                                                        Page #

PART I

     Item 1         Business                                1

     Item 2         Properties                              9

     Item 3         Legal Proceedings                       9

     Item 4         Submission of Matters to a Vote
                    of Security Holders                     9


PART II

     Item 5         Market for the Registrant's Common
                    Equity and Related Stockholder Matters  9

     Item 6         Selected Financial Data                 10

     Item 7         Management's Discussion and Analysis of
                    Financial                               11
                    Condition and Results of Operation

     Item 8         Financial Statements                    16

     Item 9         Changes In and Disagreements with
                    Accountants on Accounting and Financial
                    Disclosure                              17


PART III

     Item 10   Directors, Executive Officers, Promoters
               and Control Persons of the Registrant:
               Compliance with Section 16)a)of the Exchange
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

HCG provides healthcare institutions, mainly hospitals, with professional high-quality, cost effective, consulting services, which produce a more efficient, lower cost care delivery model while maintaining the highest quality of care standards. Consulting services are provided in the following areas:

*    Nurse Staffing and Patient Classification
*    Cost Benefit Analysis for Computerized Patient Records (CPR)
*    Productivity
*    Cost Accounting
*    Operations Assessment
*    Modeling and Simulation


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

As of June 30, 2001, the Company had sold its EDNet product to 24 emergency department and urgent care sites. All sites have annual maintenance contracts for continued support and updates. As of June 30, 2001 the Company was in the process of installing EDNet32 upgrades at 6 DOS clients. Two current clients are also adding additional site licenses at satellite facilities. Based on a request from another current client, a new product, named ARCNet, has been developed for use in same day surgery and ambulatory care departments. ARCNet was installed at that client site and the product has received significant interest from other clients.

The Consulting division provides consulting support to major hospitals throughout the country. These services consist primarily of cost benefit evaluations, patient classification for nursing, and productivity management for all other departments. Consulting services are charged on a negotiated fee basis. As of June 30, 2001 the Company was providing consulting services to three hospitals, two of which are industry "Top 100" Hospitals. One of the "Top 100" Hospitals has received "magnet" designation, which only 13 hospitals in the country have received.

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

Employees

At June 30, 2001, the Company employed six full-time employees, one part-time employee and several independent service contractors. The number of employees and their responsibilities are as follows: two professional, three technical, and two administrative.

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

ITEM 2:   PROPERTIES

The Company's headquarters were relocated to Sandy, Utah in March
2001. The Company leases approximately 1,920 square feet of office space at a total cost of approximately $2,350 per month. This is pursuant to a lease that expires on November 9, 2004.


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

Just prior to its suspension from NASDAQ on November 1, 1991, the reported closing bid and asked prices of the Company's Common Stock were $.03125 and $.0625, respectively. In 1996 limited public trading of the Company's Common Stock resumed with price quotations available on the over the counter "bulletin board". During fiscal year ended June 30, 2001 a limited number of shares traded on the bulletin board market at a price range of $0.05 to $0.15.

In March, the Company was advised that the bulletin board listing had been suspended pending completion of the appropriate filings.

The number of shareholders of record for the Company's Common Stock as of June 30, 2001 was 314, which include depositories and broker/dealers who hold shares of Common Stock in "nominee" or "street" names.


ITEM 6:   SELECTED FINANCIAL DATA

Financial Data for fiscal years ended June 30, 1997 through 2001 has been derived from the Company's financial statements which have been audited by Hansen Barnett & Maxwell, independent public accountants. The following selected financial data should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this Form 10-KSB.

Statement of Operations Data
                                Year Ended June 30,
                    --------------------------------------------
                    2001      2000      1999      1998      1997
                         In thousands, except per share amounts)

Revenues            $541      $770      $879      $ 676     $ 757
Gain (loss) from
    operations      (76)        15       58         (48)    (431)
Net gain (loss)     (91)         9       69         (41)    (435)
Net gain (loss) per
    common share  (0.00)      0.00      0.00       (.00)    (.03)

Balance Sheet Data
                                   As of June 30,
                    --------------------------------------------
                    2001      2000      1999      1998      1997
                                   (In thousands)
Working capital
 (deficit)          (304)     (179)     (180)     (292)     $(470)
Total assets         165       210       195       101         95
Long-term
obligations           -        39         51        -            -
Stockholders' equity
  (deficit)         (289)     (199)     (208)     (286)      (453)

                              11


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

As of June 30, 2001, the Company had placed its EDNet product into 24 emergency department and urgent care sites. All sites have annual maintenance contracts for continued support and updates. As of June 30, 2001 the Company was in the process of installing EDNet32 upgrade at 6 DOS sites and 2 installations at an existing clients sister facilities.

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


Results of Operations

Fiscal 2001 Compared with Fiscal 2000

During fiscal year 2001, the Company had revenues of $541,097, which represented a decrease of $229,250 or 30% from revenues of $770,347 for the prior fiscal year. The following table presents the components of revenues for fiscal 2001 and 2000.

                              12




                                 ACTUAL
REVENUES           FY 01         FY 00       Decrease    Percent
                                                        Decrease
-------------   ---------     ---------    ----------   --------
EDNet Systems   $419,096      $ 555,352    $(136,256)    (59%)
RCMS Systems    $ -0-         $  27,053    $(  27,053)   (12%)
Consulting      $122,001      $ 187,942    $(  65,941)   (29%)
Total           $541,097      $ 770,347    $(229,240)    (100%)


The following table details cost of revenue by product, comparing the prior fiscal year as shown on financials.


                              2001          2000      Increase
                          --------       ---------  ----------
EDNet System and          $245,461       $ 236,853  $ 8,608
RCMS & RCMS/X systems        -0-            -0-        -0-
Consulting                $ 98,160       $  96,761  $ 1,399
Total                     $343,621       $ 333,614  $10,007

Cost of revenues increased to $343,621, up 3% for fiscal year 2001 compared with $333,614 for the previous fiscal year. Costs of revenues related to the EDNet System for fiscal year 2001 were $245,461, giving the system revenue products a gross margin of 41%. This compares to cost of revenues of $236,853 with a gross margin of 57% for the prior twelve-month period. Overall gross profit for the fiscal year 2001was 36% compared to 57% for the prior year. This decline was due to the termination of the RCMS product line and less profit from consulting revenue.


Selling, general and administrative expenses decreased by $15,578 or 8%, to $168,542 for fiscal year 2001 compared with $184,120 for the previous fiscal year. Software development expenses decreased by $132,654 or 56%, to $104,796 for fiscal year 2001 from $237,450 for fiscal 2000. This decrease reflects the maturity of the windows product and development is focused on adding new features.

As a result of the above factors, the net loss from operations was $(75,862) for fiscal year 2001 compared with income of $15,163 for fiscal year 2000.

Interest expense increased to $15,610 from $6,321 for the prior fiscal year.

The loss was $(90,515) or ($.00) per share for fiscal year 2001 compared with a net income of $8,963 or $0.00 per share for fiscal year 2000.

                              13




Liquidity and Capital Resources

The Company's cash position increased from $14,610 to $37,022 during its fiscal year 2001. The Company had a working capital deficit of $304,192 as of June 30, 2001, as compared with a deficit of $179,178 as of June 30, 2000. Operating activities provided $26,132 for the fiscal year ended June 30, 2001 as compared to using $10,010 in the corresponding period of the prior fiscal year.

The Company's investing activities used $3,720 of cash for the current year compared to using $4,548 in the corresponding period of the prior fiscal year.

There were no related party advances to the Company during the current year ended June 30, 2001 but the Company received $8,866 from related parties during the prior fiscal year. Also two officers deferred salary of $41,300 during the year.

While a portion of the current liabilities, approximately $200,000, is owed to present officers and/or directors, there can be no assurances that these officers/directors will not seek payment in the near term.

Inflation has not had a significant impact on the Company's operations.

Item 7A:  Market Risk Sensitive Instruments
          N/A

                              14


ITEM 8:   FINANCIAL STATEMENTS

Index to Financial Statements
Report of Independent Public Accountants               F-1


Consolidated Balance Sheets as of June 30, 2001
and 2000                                               F-2

Consolidated Statements of Operations for the Years
Ended June 30, 2001,and 2000                           F-3

Consolidated Statements of Shareholders' Equity for
the Years Ended June 30, 2001, and 2000                F-4

Consolidated Statements of Cash Flows for the Years
Ended June 30, 2001, and 2000                          F-5

Notes to Financial Statements                          F-6


                              15

HANSEN BARNETT & MAXWELL

  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS

                                                  (801) 532-2200
Member of AICPA Division of Firms               Fax (801) 532-7944
      Member of SECPS                     345 East 300 South, Suite 200
Member of Summit International AssociatesSalt Lake City, Utah 84111-2693



       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Stockholders
Tenet Information Services, Inc.

We have audited the accompanying consolidated balance sheet of Tenet Information Services, Inc. (a Utah corporation) and subsidiary as of June 30, 2001, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tenet Information Services, Inc. and subsidiary as of June 30, 2001, and the results of their operations and their cash flows for the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced a decrease in operating revenues, a loss from operations, has an accumulated deficit, has a working capital deficit and a net capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
October 1, 2001

                              F-1

            TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEET
                         JUNE 30, 2001
                             ASSETS

Current Assets
   Cash                                                $37,022
   Accounts receivable, net of allowance for
     doubtful accounts of $7,500                        84,633
   Prepaid expenses                                      2,000
   Work performed in excess of billings                 26,450
                                                       --------

       Total Current Assets                            150,105
                                                       -------

Furniture, Fixtures and Equipment                      134,234
   Less: accumulated depreciation                     (123,129)
                                                      --------
                                                        11,105
                                                      --------
Other Assets, Net                                        3,675
                                                      --------
Total Assets                                          $164,885
                                                      ========
             LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                    $140,036
   Accrued expenses                                     104,600
   Accrued interest                                       5,287
   Deferred revenue                                     108,598
   Billings in excess of work performed                  25,825
   Notes payable                                         25,000
   Related party debt                                    44,951
                                                       --------
       Total Current Liabilities                        454,297
                                                       --------
Shareholders' Deficit
   Preferred stock, $0.01 par value; 1,000,000
      shares authorized, no shares issued                  -
   Common stock, $0.001 par value; 100,000,000
      shares authorized, 19,065,892 shares issued
      and outstanding                                     19,066
   Additional paid-in capital                          4,851,463
   Accumulated deficit                                (5,159,941)
                                                      ----------
       Total Shareholders' Deficit                      (289,412)
                                                      ----------
Total Liabilities and Shareholders' Deficit           $  164,885
                                                      ==========

   The accompanying notes are an integral part of these consolidated financial statements.
                              F-2

            TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                          2001     2000
Revenues
  Software license fees and maintenance                 $419,096 $582,405
  Consulting services                                    122,001  187,942
                                                        -------- --------
     Total Revenues                                      541,097  770,347

Cost of Revenues
  Software license fees and maintenance                  245,461  236,853
  Consulting services                                     98,160   96,761
                                                        -------- --------
     Total Cost of Revenues                              343,621  333,614
                                                        -------- --------
Gross Profit                                             197,476  436,733

Operating Expenses
  Selling, general and administrative                    168,542  184,120
  Software development                                   104,796  237,450
                                                        -------- --------

     Total Operating Expenses                            273,338  421,570
                                                        --------  -------
(Loss)/Income From Operations                           (75,862)   15,163

Other Income and (Expense)
  Interest income                                              -      121
  Miscellaneous income                                       957        -
  Interest expense                                      (15,610)   (6,321)
                                                       --------   -------
     Net Other Expense                                  (14,653)   (6,200)

Net (Loss)/Income                                       $(90,515) $ 8,963
                                                        ========  =======


Total Basic (Loss)/Earnings Per Share                   $   (0.00)$  0.00
                                                        ========= =======

Total Diluted (Loss)/Earnings Per Share                 $   (0.00)$  0.00
                                                        ========= =======

   The accompanying notes are an integral part of these consolidated financial statement.

                              F3

          TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             FOR THE YEARS ENDED JUNE 30, 2000 AND 2001


                         Common Stock                    Additional
                               Shares                       Paid In        Warrants       Accumulated
                               Issued          Amount       Capital     Outstanding        Deficit        Total
                         -------------     -----------   -----------     ----------     ------------   ------------
Balance, June 30, 1999     19,065,892     $    19,066   $ 4,843,476     $    7,987     $ (5,078,389)  $   (207,860)

Net income                         -               -             -               -            8,963          8,963
                         -----------     -----------    ----------      ----------     ------------   ------------

Balance, June 30, 2000    19,065,892          19,066     4,843,476           7,987       (5,069,426)      (198,897)

Expiration of warrants            -                -         7,987          (7,987)               -              -

Net loss                          -                -             -               -          (90,515)       (90,515)
                         ----------      -----------   -----------      ----------     ------------    -----------

Balance, June 30, 2001   19,065,892      $    19,066    $4,851,463      $        -     $  (5,159,941)  $  (289,412)
                         ==========      ============   ==========      ===========    =============


  The accompanying notes are an integral part of these consolidated financial statements.

            TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                                        2001          2000
Cash Flows From Operating Activities
  Net (loss) / income                                  $(90,515)  $  8,963
  Adjustments to reconcile net income
  (loss) to net cash from operating activities:
     Depreciation                                        10,407      9,164
     Change in assets and liabilities
       Accounts receivable                               65,908    (28,027)
       Deposits                                          (2,250)         -
       Prepaid expenses                                   3,609     (5,609)
       Accounts payable                                   4,458     38,148
       Accrued liabilities                               45,070      2,493
       Deferred revenue                                 (20,352)    25,287
       Work performed in excess of billings              (6,910)    (2,864)
       Billings in excess of work performed              16,707    (57,565)
                                                       --------   --------

     Net Cash Provided By (Used In) Operating
     Activities                                           26,132   (10,010)
                                                       ---------  --------

Cash Flows From Investing Activities
  Acquisition of furniture, fixtures and
  equipment                                              (3,720)    (4,548)
                                                       --------   --------
     Net Cash Used In Investing Activities               (3,720)    (4,548)
                                                       --------   --------
Cash Flows From Financing Activities
  Proceeds from related party debt                            -      8,866
  Principal payments on related party debt                    -    (11,737)
                                                       --------   --------
     Net Cash Used In Financing Activities                    -     (2,871)
                                                       --------   --------
Net Increase (Decrease) In Cash                          22,412    (17,429)

Cash at Beginning of the Year                            14,610     32,039
                                                       --------   --------
Cash at End of the Year                                $ 37,022  $  14,610
                                                       ========  =========
Supplemental Disclosures of Cash
   Flow Information:
  Cash paid for interest                               $  1,396  $   3,108
                                                       ========  =========
Non-Cash Investing and Financing Activities
  Disposal of furniture, fixtures and
   equipment                                           $ 18,623  $       -
                                                       ========  ==========

   The accompanying notes are an integral part of these consolidated financial statements.

        TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Tenet Information Services, Inc. ("Tenet"), a Utah corporation, designs and markets a computer-based medical and health information system related primarily to emergency departments (the "EDNet System"). During fiscal 1996, Tenet expanded its operations by merging with National Microcomputer Corporation ("NMC") and acquiring certain assets of The International Healthcare Consulting Group, Inc. ("HCG"). NMC designed and marketed the integrated information management/patient tracking system for use in emergency departments of hospitals and urgent care centers (the "EDNet System"). HCG has provided healthcare institutions, mainly hospitals, with consulting services to assist the institutions in achieving a more efficient, lower cost care delivery model while maintaining the highest quality of care standards. Tenet has elected to phase out its respiratory therapy product line.

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

     Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced a decrease in operating revenues of $229,250 and losses from operations of $90,515 for the year ended June 30, 2001, resulting in an accumulated deficit at June 30, 2001 of approximately $5,159,941. The Company has a positive cash flow from operations of $26,132 for the year ended June 30, 2001, which resulted from a reduction of receivables and an increase in accrued liabilities, offsetting the Company's losses. The Company shows a working capital deficit of approximately $304,192 at June 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required.

     Management is negotiating various sales agreements and is continuing to better manage its cash flow.

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

     Furniture, Fixtures and Equipment - Furniture, fixtures and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally 3 to 10 years. Depreciation expense was $10,407 and $9,164 for the periods ended June 30, 2001 and 2000, respectively. Maintenance and repairs are charged to expense as incurred and major improvements or betterments are capitalized. Gains or losses on sales or retirements are included in the statement of operations in the year of disposition. Furniture, fixtures and equipment include $130,515 of computer equipment used in operations and $3,719 of furniture, fixtures and other equipment at June 30, 2001.


     Software Development Costs - Costs incurred in creating computer software products are charged to operations as software development expense prior to the development of a detailed program design or a working model. After the detailed program design or working model is established, costs of producing product masters are capitalized as software development costs. The Company had no capitalized software costs at June 30, 2001.

     Costs of maintenance and customer support are recognized as expense when the related revenue is recognized or when those costs are incurred, whichever occurs first.

     Impairment - The Company records impairment losses on property and equipment when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company had no impaired assets at June 30, 2001.

     Cash Equivalents and Fair Value of Financial Instruments -Cash Equivalents include highly liquid investments with original maturities of three months or less readily convertible to known amounts of cash.

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

     Warranty Costs - A one-year limited warranty from date of first use is provided on sales of software licenses. The terms of the warranty are extended to all periods where the System is covered by an applicable Support Agreement. Warranty costs have not been material in any year presented; accordingly, these costs are expensed when incurred.

     Basic and Diluted Earnings (Loss) Per Share -Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Potentially issuable common shares are excluded from the calculation of diluted loss per common share because the effects are anti-dilutive.

NOTE 2- RELATED PARTY DEBT AND NOTES PAYABLE

Related-party debt consists of the following at June 30, 2001:

  Debt payable to a related party corporation owned
     by an employee of the Company at an  interest rate
     of 8.0%, unsecured, balance is due on demand.     $  4,309

  Note payable to a company associated with a
     shareholder,  at an interest rate of 8% per annum,
     balance is due on demand                             9,893

  Debt payable to officers/shareholders at an interest
    rate of 12%, unsecured, due on demand.                4,313

  Note payable to an officer and shareholder, at an
    interest rate of 8%, balance due by March 31, 2002,
    unsecured.                                           26,436
                                                       --------

       Total related party debt                        $ 44,951
                                                       ========
Notes payable consist of the following at June 30, 2001

  Note payable to Utah Technology Finance
    Corporation at an interest rate of 9.75%, unsecured,
    annual principal payments of $12,500
    due on December 30, 2000 and 2001.
    The Company did not make the December 30,
    2000 payment and is in default on the note.        $ 25,000
                                                       ========

NOTE 3 - INCOME TAXES

     No benefit for income taxes has been recorded during the years ended June 30, 2001 and 2000. Certain risks exist with respect to the Company's future profitability, and management has concluded that, due to these uncertainties, the related net deferred tax asset may not be realized. Accordingly, a valuation allowance has been recorded to offset the deferred tax asset in its entirety.

     The components of the net deferred tax assets at June 30, 2001 are as follows:

       Deferred Tax Assets
          Tax net operating loss carry forward         $1,580,495
          Tax credits carry forward                        73,000
          Reserves and accrued liabilities                  5,700
                                                       ----------

       Total Deferred Tax Assets                        1,659,195
                                                       ----------
       Valuation allowance                             (1,659,195)
                                                      -----------
       Net Deferred Tax Asset                         $       -
                                                      ===========

During the years ended June 30, 2001 and 2000, the valuation allowance increased
          (decreased) by $17,271 and $(39,229), respectively.

     As of June 30, 2001, the Company has net operating loss carryforwards for federal income tax reporting purposes of approximately $4,237,937 which have begun to expire and will expire through 2021.

     As of June 30, 2001, the Company had research and development tax credits and investment tax credit carryforwards of approximately $73,000. These credits will expire through fiscal 2005.

The following is a reconciliation of the income tax at the federal statutory rate of 34% with the provision for income taxes for the years ended June 30, 2001 and 2000:

                                                         2001       2000
                                                       --------    --------
       Income tax expense (benefit) at
       statutory rate                                  $(30,775)   $   3,047
       Change in deferred tax valuation
       account                                           17,271      (39,229)
       (Non taxable income) /non
       deductible taxes                                  (2,509)       2,753
       Expired operating losses and tax
       credits                                           19,000       33,133
       State taxes, net of federal
       benefit                                           (2,987)         296
                                                       --------    ---------
       Provision for Income Taxes                      $      -    $       -
                                                       ========    =========

NOTE 4-BASIC AND DILUTED EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share for the year ended June 30, 2001 and 2000 and the effect on income and weighted average number of shares of dilutive potential common stock:

                                                2001        2000
                                          ----------   ----------
     (Loss) / Income available to common
      shareholders used in basic earnings
      per share                           $  (90,515)  $   8,963
                                          ==========   =========

     (Loss) / Income available to common
      shareholders after assumed
      conversions of dilutive securities  $  (90,515)  $    8,963
                                          ==========   ==========
     Weighted average number of common
     shares used in basic earnings per
     shares.                              19,065,892   19,065,892

     Effect of dilutive securitiesock
       options                                     -      770,260
                                          ----------   ----------
     Weighted average number of common
     shares and dilutive potential common
     shares used in dilutive earnings per
     share                                19,065,892   19,836,152
                                          ==========   ==========

     A total of 605,000 potentially issuable common shares were excluded from the calculation of diluted loss per common share at June 30, 2001 because the effects would be anti-dilutive.


NOTE 5 - STOCK OPTIONS

     During fiscal year ended June 2001, the Board of Directors did not authorize the issuance of any stock options outside of the Incentive Stock Option Plan to employees of the Company. Options for 70,000 shares of common stock previously issued were forfeited during the fiscal year ended June 30, 2001.

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

     A summary of the status of the Company's option plan as of June 30, 2001 and 2000, and changes during the years then ended is presented below:


                                 For the Year Ended June 30,
                         -----------------------------------------------
                                   2001                        2000
                         -----------------------------    --------------
                                    Weighted
                                    average                     Weighted
                                    Exercise                     average
                           Shares    Price     Shares      Exercise price
                         --------    ------  ----------    --------------
Outstanding at            675,000     0.10      50,000           0.14
beginning of year
Granted                         -        -     830,000           0.10
Forfeited                (70,000)     0.13    (205,000)          0.10
Outstanding at end of     605,000     0.10     675,000           0.10
year

Options exercisable       121,000     0.10      50,000           0.14

Weighted average fair
value of options
granted during the
year                                  n/a                        0.04

     The following table summarizes information about stock options outstanding at June 30, 2001:

         Options Outstanding                    Options Exercisable
 -------------------------------------------------------------------
 Range of   Number     Weighted     Weighted        Number  Weighted
 Exercise  Outstan-     Average      Average   Exercisable   Average
    Price  ding at    Remaining     Exercise    at 6/30/00  Exercise
           6/30/01     Contract        Price                   Price
                           Life
--------------------------------------------------------------------
$ 0.10     605,000    3.0 years     $  0.10       121,000   $  0.10

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

                                            2001          2000
       Net income (loss)
          As reported                      $(90,515)     $  8,963
          Pro forma                         (93,514)       (5,750)
       Basic earnings (loss) per share
          As reported                         (0.00)         0.00
          Pro forma                           (0.00)        (0.00)
       Diluted earnings (loss) per share
          As reported                         (0.00)         0.00
          Pro forma                           (0.00)        (0.00)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 2000: expected volatility of 137.77 %, risk-free interest rate of 5.8% and expected lives of 5 years. There were no issuances of options during the year ended June 30, 2001.

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

NOTE 6-OPERATING LEASE

The Company occupies its facilities under a non-cancelable operating lease that expires in October 2005. Lease expense for fiscal 2001 and 2000 was $31,745 and $52,973, respectively. In April 2001, the Company moved to a new location and terminated its prior lease.

     Minimum future lease payments under non-cancelable operating leases as of June 30, 2001 are as follows:

          Year Ended June 30,
                2002                                   $ 22,380
                2003                                     24,480
                2004                                     25,214
                2005                                      8,487


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


    Name                     Age      Position with The Company   Date of Election

Jerald L. Nelson              58        President (resigned)     December 1, 1993
                                                                 July 10, 1996)
                                        Chairman of the Board    July 10, 1996
                                        Director                 January 24,1994
                                        Corporate Treasurer      June 5, 2001

Frank Overfelt                58        Director                 September 29, 1995
                                        Chief Operations Officer
                                        (acting)                 July 10, 1996
                                        President & Chief
                                        Operating Officer        August 31, 1998
                                       (Resigned as COO)         (June 5, 2001)

Donald W. Ballash             43        Chief Operations
                                        Officer                  June 5, 2001
                                        Corporate Secretary      June 5, 2001

Eric J. Nickerson             48        Director                 June 29, 1990




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

On June 5, 2001 a board of directors meeting was held. Mr. Overfelt resigned his title of Chief Operating Officer while retaining his position as President. The board elected Donald Ballash to the positions of Corporate Secretary and Chief Operating Officer. The board further elected Jerald Nelson to the position of Corporate Treasurer.

Business Biographies

     Jerald L. Nelson. Jerald L. Nelson has served as a director, president and chief operating officer of the Company since December 1993. Effective July 10, 1996 Dr. Nelson was appointed Chairman of the Board of Directors, and relinquished his position as President and Chief Operating Officer. On June 5, 2001 the board elected Dr. Nelson to the position of Corporate Secretary. Dr. Nelson received his Ph.D. in Economics from North Carolina State University in 1974. From 1974 to 1984, Mr. Nelson worked or consulted with several Fortune 500 firms, including US Industries, TransWorld Airlines, GTE, Xerox, Pitney Bowes and General Foods. From 1984 until December 1993, Mr. Nelson worked with various businesses as an investment banker and business advisor. He has also consulted with or served on the Board of Directors of numerous Utah firms including Arrow Dynamics, Beacon Financial, Interwest Home Medical, Gentner Communications and One-2-One Communications, where he also served as chairman and chief executive officer.

     Frank C. Overfelt Frank Overfelt was elected to the Board on September 29, 1995. At the current time, Mr. Overfelt holds the position of President. Mr. Overfelt has been the managing partner the International HealthCare Consulting Group, Inc. since its inception in 1986. He is a recognized authority in workload measurement systems for health care institutions. Prior to founding the consulting company Mr. Overfelt was a senior manager in the Healthcare Cost Accounting and Productivity Practice of Peat Martwick. He holds an MBA from the University of Utah. His total healthcare experience is 23 years.

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

     Donald W. Ballash. Mr. Ballash holds the positions of Corporate Secretary and Chief Operating Officer, Vice-President of Product Development and Consulting and has over 19 years of experience in the health care field. He has specialized in management engineering at two large multi-hospital systems; Intermountain Health Care and Kaiser Permanente. Most recently he was a partner in the International HealthCare Consulting Group. He holds a B.S. Degree from BYU.


ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth all cash compensation for services rendered in all capacities to the Company during the fiscal years ended June 30, 2001, 2000, and 1999 paid to (i) the Company's president and each executive officer whose cash compensation exceeded $100,000, and (ii) all executive officers of the Company as a group. No executive officers salary exceeded $100,000 for the fiscal year.

                         Annual Compensation           Long-Term Compensation
              ---------------------------------------------------------------------
                                      Awards                          Payouts
                                    -----------------------------------------------
Name                                                             Secrutities          All Other
and                                 Other Annual    Restricted   Underlying  LTIP     Compen-
Principal                           Compensation      Stock      Options/    Payouts    sation
Postion       Year$   Salary$ Bonus$     $            Awards      SARs(#)      $          $
----------------------------------------------------------------------------------------------
Frank C.
Overfelt       1999   76,828    -0-     -0-              -0-        -0-            -0-   -0-
President      2000   76,360    -0-     -0-              -0-        -0-            -0-   3,600
               2001   57,270    -0-     -0-              -0-        -0-            -0-   5,325


Jerald L.
Nelson         1999      -0-     -0-       -0-           -0-        -0-       -0-      -0-
Chairman of
the Board      2000      -0-     -0-       600           -0-        -0-       -0-      -0-
Corporate
Treasurer      2001      -0-     -0-      -0-            -0-        -0-       -0-      -0-

Donald W.
Ballash        2001    61,500    -0-      -0-            -0-       -0-        -0-     250

Chief Operating Officer
Corporate Secretary

All Executive Officers

(1 person)     1999    76,828       -0-   -0-     -0-       -0-         -0-       -0-
(1 person)     2000    76,360       -0-   -0-     -0-       -0-         -0-    3,600
(3 persons)    2001   118,750       -0-   -0-     -0-       -0-         -0-    5,325


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

As of August 1, 1999 the company had granted 830,000 options to key employees exercisable at the rate of $.10 per share. 205,000 of these options were forfeited during the fiscal year end at June 30, 2000 and an additional 70,000 were forfeited during the year ended June 30, 2001. Only 605,000 remained outstanding as of October 1, 2001. These options were issued outside of the Incentive Stock Option Plan and authorized by the Board of Directors.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The following table sets forth the holdings of common stock as of October 1, 2001 (i) by each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding common stock of the Company, (ii) by each Director, and (iii) by all Directors and officers as a group. Unless otherwise indicated, all shares are owned directly. The percentage calculations for any individual stockholder assume that all outstanding options and warrants held by that stockholder have been exercised in full and that no other stockholder has exercised any outstanding options or warrants.

Name and Address of Beneficial Owner as of October 1, 2001

                    Common (1)               Percent of Shares Outstanding

Michael R. Carlston 2    4,673,977                     23.70%
Dennis C. Peterson 3     4,220,442                     21.40%
Mark Oldroyd 4           3,975,559                     20.16%
Scott Staker 5           3,975,559                     20.16%
T-Acquisition 6          3,775,559                     19.14%
Eric J. Nickerson 7      2,602,044                     13.19%
Third Century II 7       2,602,044                     13.19%
Jerald L. Nelson 12      1,272,013                       6.45%
Donald W. Ballash 11     1,226,429                       6.22%
Robert Smith 8           1,166,246                       5.91%
Richard Gwinn 9          1,004,920                       5.10%
Frank Overfelt 10          385,511                       1.95%

All Officers and
   Directors             5,485,997                     23.58%

1. Based on 19,065,900 common shares outstanding and options to acquire 655,000 shares of Common Stock at $0.10 -$0.14 per share.
2. The shares indicated include: (i) 1,734,731 shares of Common Stock beneficially owned by Mr. Carlston (including shares owned by his wife and held in trust for the benefit of his children); (ii) 3,775,559 shares of Common Stock held by T-Acquisition. Mr. Carlson's address is 855 Harwood Dr., Murray, UT 84107
3. Includes 444,883 shares of Common Stock beneficially owned by Mr. Peterson, and 3,775,559 shares of Common Stock held by T Acquisition L.L.C. Mr. Peterson's address is 2508 W. Bueno Vista Dr., W. Jordan, UT 84088
4. Includes 200,000 shares of Common Stock beneficially held by Mr. Oldroyd, including shares held in trust for the Violet Johnson Brown Family Trust. Also includes 3,775,559 shares of Common Stock held by T-Acquisition. Mr. Oldroyd address is 55 North 800 West, Provo, UT 84601
5. Includes 200,000 shares of Common Stock held by Mr. Staker and also includes 3,775,559 shares of Common Stock held by T-Acquisition. Mr. Stakers address is 880 North 98 West #9, Provo, UT 84604
6. A Utah Limited Liability company of which Michael R. Carlston owns or controls 56.7%, Mark Oldroyd owns or controls 32.1%, Dennis C. Peterson owns or controls 6.4% and Scott Staker owns or controls 4.8%. The shares indicated
consist of 3,775,559 shares of Common Stock   The address of T-Acquisition is
855 Harwood Dr., Murray, UT 84107.
7. Includes 2,602,044 shares of Common Stock held by Third Century Fund II. Mr. Nickerson is Senior Partner of Third Century Fund II. Mr. Nickerson is also a director of the Company. Mr. Nickerson and Third Century Fund II's address is 1711 Chateau CT., Fallston, MD 21047
8. Includes 1,166,240 shares of Common Stock held by Dr. Smith . Dr. Smiths address is 2291 Greer Rd., Palo Alto CA 94303
9. Includes 1,004,920 shares of Common Stock held by Dr. Gwinn. Dr. Gwinns address is 304 W. Thorn, San Diego, CA 92103
10. Includes 50,000 shares of Common Stock held by IHCG and 335,511 shares of Common Stock held by Mr. Overfelt, Mr. Overfelts address is 4634 So. Ledgemont Dr., Holladay UT 84124
11. Includes 50,000 shares of Common Stock held by IHCG, and 726,429 shares of Common Stock held by Mr. Ballash and options to acquire 450,000 shares of Common Stock at $0.10 per share. Mr. Ballash's address is 9777 So. Dunsinsame Dr., So. Jordan, UT 84095
12. Includes 1,272,013 shares of Common Stock .. Mr. Nelsons address is 207 West Clarendon #3B, Phoenix, AZ 85013


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of the Company's last fiscal year, there have been no transactions or series of transactions between the Company and any executive officer, director or 5% beneficial owner of the Company's common stock in which one of the foregoing individuals had an interest of more than $60,000.

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

PART IV

ITEM 14:  EXHIBITS AND REPORTS ON FORM 8-K

(a)       The following financial statements are included in Part II Item 8:

               Report of Independent Public Accountants

               Balance Sheets as of June 30, 2001 and 2000

               Statements of Operations for the Years Ended
               June 30, 2001, 2000, and 1999

               Statements of Shareholders' Equity
               for the Years Ended June 30, 2001 and 2000

               Statements of Cash Flows for the Years ended June 30, 2001, 2000

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

                         TENET INFORMATION SERVICES, INC.

October 15, 2001         By:/s/Jerald L. Nelson
                         ---------------------------------------
                         Jerald L. Nelson, Chairman of the Board
                         Corporate Treasurer


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

     Signature                Title                              Date

/s/ Jerald L. Nelson     Director and Chairman         October 15, 2001
--------------------
Jerald L. Nelson         of the Board of Directors
                         Corporate Treasurer

/s/ Donald W. Ballash    Corporate Secretary, Chief    October 15, 2001
---------------------
Donald W. Ballash        Operations Officer

/s/Frank C. Overfelt     Director, President           October 15, 2001
--------------------
Frank C. Overfelt

/s/ Eric J. Nickerson    Director
---------------------
Eric J. Nickerson                                      October 15, 2001

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

                         TENET INFORMATION SERVICES, INC.

                         By:/s/ Jerald L. Nelson
                         -----------------------
                         Jerald L. Nelson, Chairman of the Board


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

     Signature           Title                    Date

By:/s/Jerald L. Nelson   Chairman of the Board    October 15, 2001
----------------------
Jerald L. Nelson         Director and Corporate
                         Treasurer



By:/s/ Frank C. Overfelt Director, President
------------------------
Frank C. Overfelt                                 October 15, 2001

By: /s/Donald W. Ballash Corporate Secretary and
------------------------
Donald W. Ballash        Chief Operating Officer  October 15, 2001


By: /s/Eric J. Nickerson Director
------------------------
Eric J. Nickerson                                 October 15, 2001

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


