Form 10QSB
period 2001-09-30
TENET INFORMATION SERVICES INC
filed 2001-11-08
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)
[ x ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

                               Commission File No.
                                     0-18113

                        TENET INFORMATION SERVICES, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

            UTAH                                          87-0405405
            ----                                          ----------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)

                               53 West 9000 South
                               Sandy, Utah  84070
                               ------------------
                     (Address of principal executive office)

                                 (801) 568-0899
                                 --------------
                           (Issuer's telephone number)

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

The Company had 19,065,892 shares of common stock outstanding at November 2,
2001


                        Tenet Information Services, Inc.

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheet as of September 30, 2001    1

     Condensed consolidated statements of operations for the
     three months ended September 30, 2001 and 2000                   3

     Condensed consolidated statements of cash flows for the
     three months ended September 30, 2001 and 2000                   4

     Notes to condensed consolidated financial statements             6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               7

PART II   OTHER INFORMATION


Item 1. Litigation                                                    9
Item 2. Changes in Securities                                         9
Item 3. Defaults Upon Senior Securities                               9
Item 4. Submission of Matters to a Vote of Security Holders           9
Item 5. Other Information                                             9
Item 6. Exhibits and Reports on Form 8-K                              9



SIGNATURES                                                           10



                          PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                           September 30, 2001
                                           ------------------
CURRENT ASSETS:
 Cash                                             $   31,946
 Accounts receivable, net of allowance for
    doubtful accounts of $7,500                      244,224
 Prepaid expenses                                      2,000
 Work performed in excess of billings                 36,380
                                                  ----------
    Total current assets                             314,550
                                                  ----------


FURNITURE, FIXTURES AND EQUIPMENT                    136,581
 Less: accumulated depreciation and
    amortization                                    (125,430)
                                                  ----------
    Net furniture, fixtures and equipment             11,151
                                                  ----------


OTHER ASSETS, net                                      3,675
                                                  ----------
TOTAL ASSETS                                      $  329,376
                                                  ==========


         See the accompanying notes to the condensed consolidated
                             financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                   (Unaudited)



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                           September 30, 2001
                                           ------------------
CURRENT LIABILITIES:
 Accounts payable                                    133,981
 Accrued expenses                                    105,816
 Accrued interest                                      5,816
 Note payable                                         25,000
 Amounts due to related parties                       45,367
 Deferred revenue                                    172,285
 Billings in excess of costs                         124,626
                                                 -----------
    Total current liabilities                        612,891
                                                 -----------

SHAREHOLDERS' DEFICIT:
 Common stock, $.001 par value;
    100,000,000 shares authorized;
    19,065,892 shares issued                          19,066
 Additional paid-in capital                        4,851,463
 Accumulated deficit                              (5,154,044)
                                                 -----------
    Total shareholders' deficit                     (283,515)
                                                 -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT      $   329,376
                                                 ===========



         See the accompanying notes to the condensed consolidated
                             financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   For the three months ended
                                          September 30,
                                   -------------------------
                                      2001           2000
                                   ----------     ----------
REVENUES
 SW licenses & support             $  119,995     $   97,808
 Consulting services                   36,268         92,098
                                   ----------     ----------
TOTAL REVENUES                     $  156,263     $  189,906
                                   ----------     ----------
COSTS AND EXPENSES:
 Cost of revenues                      74,908         80,461
 Selling, general and
    administrative                     45,002         65,302
 Software development                  24,146         32,951
                                   ----------     ----------
                                      144,056        178,714
                                   ----------     ----------
INCOME FROM OPERATIONS                 12,207         11,192

INTEREST EXPENSE                       (6,310)        (1,587)
                                   ----------     ----------
NET INCOME                         $    5,897     $    9,605
                                   ==========     ==========

BASIC AND DILUTED EARNINGS
  PER SHARE                        $     0.00     $     0.00
                                   ==========     ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES USED IN PER
  CALCULATION                      19,065,092     19,065,092
                                   ==========     ==========


         See the accompanying notes to the condensed consolidated
                             financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                        For the Three Months Ended
                                               September 30,
                                           2001           2000
                                         ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                              $    5,897   $    9,605
 Adjustments to reconcile net
   income to net cash (used in)
   provided by operating activities:
    Depreciation                              2,301        2,374
    Changes in assets and liabilities
       Prepaid expenses                        -           4,310
       Work performed in excess
         of billing                          (9,930)       2,590
       Accounts receivable, net            (159,591)     (28,802)
       Accounts payable                      (6,055)     (24,629)
       Accrued expenses                       2,161        7,754
       Deferred revenue                      63,687       29,643
       Billings in excess of cost            98,801       20,032
                                         ----------   ----------
    Net cash provided by (used in)
      operating activities                   (2,729)      22,877
                                         ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Acquisition of furniture,
    fixtures and equipment                   (2,347)        -
                                         ----------   ----------
    Net cash used by investing
      activities                             (2,347)        -
                                         ----------   ----------



         See the accompanying notes to the condensed consolidated
                             financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                        For the three months ended
                                                 September 30,
                                           2001           2000
                                       ----------      ----------

NET INCREASE (DECREASE) IN CASH            (5,076)         22,877

CASH, at beginning of period               37,022          14,610
                                       ----------      ----------
CASH, at end of period                 $   31,946      $   37,487
                                       ==========      ==========



Supplemental disclosure of cash flow information:

 Cash paid during the period
   for interest                         $     138      $      609
                                        =========      ==========



         See the accompanying notes to the condensed consolidated
                             financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Presentation of Interim Financial Statements


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

In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 2001 and the results of its operations and its cash flows for the three months ended September 30, 2001 and 2000, respectively. The results of operations for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2002.

Note 2 - Basic and Diluted Earnings per Common Share

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. A total of 605,000 and 650,417 potentially issuable common shares were excluded from the calculation of diluted loss per common share at September 30, 2001 and 2000, respectively, because the effects would be anti-dilutive.

Note 3 - Revenue recognition on long term software contracts

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

Note 4 - Subsequent Events

On November 1, 2001, Tenet completed negotiations with a creditor for settlement of a $25,000 note, which was due in two payments of $12,500 on December 31, 2000 and December 31, 2001, respectively. The creditor accepted a one-time $5,000 payment as payment in full of all obligations of the note. This negotiated settlement will result is a one-time extra-ordinary gain of $20,000 plus accrued interest during the quarter ended December 31, 2001.

Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

General

This discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

The Company is engaged in developing and servicing data processing information products used in hospitals. The Company's main product is an emergency department computer system known as EDNet. In addition, the Company also has a consulting group, which conducts efficiency studies in various hospital situations, as well as customizes software solutions to specific hospital requirements.

As of September 30, 2001, the Company had installed its EDNet product to 25 emergency department and urgent care sites. All sites have annual maintenance contracts for continued support and updates. As of September 30, 2001 the Company was in the process of installing EDNet32 upgrades at 6 client sites and 1 installation at a new client.

The Consulting division provides consulting support to major hospitals throughout the country. These services consist primarily of cost benefit evaluations, patient classification for nursing, and productivity management for all other departments. Consulting services are charged on a negotiated fee basis. As of September 30, 2001 the Company was providing consulting services to one hospital.

Results of Operations

For the three months ended September 30, 2001 compared with the three months ended September 30, 2000.

During the three month period ended September 30, 2001, the Company had revenues of $156,263, which represented an 18% decrease from $189,906 for the corresponding period of the prior fiscal year. The sales consisted of EDNet license and support $119,995 (77%), and consulting $36,268 (23%), compared with $97,808 (52%), and $92,098 (48%), respectively, for the corresponding period of the prior fiscal year.

Cost of revenues decreased 7% to $74,908 for the three month period ended September 30, 2001 from $80,461 for the corresponding period of the prior year.

Selling, general, and administrative expense decreased 31% to $45,002 for the three-month period ended September 30, 2001 from $65,302 for the corresponding period of the previous fiscal year. The decrease is attributable to the Company reducing its fixed overhead and payroll costs.

Software development costs decreased 27% to $24,146 for the three-month period ended September 30, 2001 from $32,951 for the corresponding period of the prior fiscal year. Development activities are now focused on enhancements to the EDNet software.

The Company earned an operating profit of $12,207 for the three-month period ended September 30, 2001 compared with a profit of $11,192 for the corresponding period of the previous year. EDNet revenue was substantially higher in the current quarter than a year ago and consulting revenue was significantly lower than last year. The higher margin on software sales resulted in operating revenue rising 9%.

Interest expense increased to $6,310 for the three-month period ended September 30, 2001 from $1,587 for the corresponding period of the prior year. The increase results from increased short-term debt.

The Company had net income of $5,897 or $0.00 per share for the three month period ended September 30, 2001 compared with a net income of $9,605 or $.00 per share for the corresponding period of the prior year.

Liquidity and Capital Resources

The  Company's primary needs for capital are to fund an increased  sales  effort and stay current on its continuing product development. For the three months ended September 30, 2001, net cash used in operating activities was $2,729 as compared to net cash provided by operations of $22,877 for corresponding period of the prior year. The Company has sufficient capital for its current operations. However, in order to significantly expand sales, the Company will require additional cash from borrowing or a private placement. At September 30, 2001, the company had total assets of $329,376 and shareholders deficit of $283,515 compared to total assets of $251,922 and shareholders deficit of $189,292 at June 30, 2001, the Company's last fiscal year end. The 31% increase in assets is primarily the result of increased accounts receivable. The change in shareholders' deficit is primarily the result of operations. The Company did not capitalize any software development costs during the three months ended September 30, 2001.

Subsequent Events

On November 1, 2001, Tenet completed negotiations with a creditor for settlement of a $25,000 note which was due in two payments of $12,500 on December 31, 2000 and December 31, 2001 respectively. The creditor accepted a one-time $5,000 payment as payment in full of all obligations of the note. This negotiated settlement will result is a one-time extra-ordinary gain of $20,000 plus accrued interest during the quarter ended December 31, 2001.

While revenue for the Company has decreased, Tenet has been aggressive in seeking cost reductions and operations improvements. As of September 30, 2001, the Company had a revenue backlog of $383,421. The combination of reduced operating costs, a revenue backlog, and favorable terms from a debt settlement are sufficient to support operations for the balance of the fiscal year.

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


Dated: November 6, 2001      TENET INFORMATION
                             SERVICES, INC.


                             /s/Jerald L. Nelson
                             -------------------
                             Chairman of the Board of Directors
                             Jerald L. Nelson