Form 10QSB
period 2001-12-31
TENET INFORMATION SERVICES INC
filed 2002-02-12
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)
[ x ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2001

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

                                     Changed
                                     -------
   (Former name, former address and former fiscal year, if changed since last report)
                  4885 South 900 East, Salt Lake City, UT 84117

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes X    No
(2)  Yes X    No___

The Company had 19,065,892 shares of common stock outstanding at January 30,
2002

                        Tenet Information Services, Inc.

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheet as of
      December 31, 2001                                     1

     Condensed consolidated statements of operations
      for the three months ended December 31, 2001
      and 2000                                              3

     Condensed consolidated statements of operations
      for the six months ended December 31, 2001 and 2000   4

     Condensed consolidated statements of cash flows
      for the six months ended December 31, 2001 and 2000   5

     Notes to condensed consolidated financial statements   7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     9

PART II   OTHER INFORMATION


Item 1. Litigation                                         12
Item 2. Changes in Securities                              12
Item 3. Defaults Upon Senior Securities                    12
Item 4. Submission of Matters to a Vote of
          Security Holders                                 12
Item 5. Other Information                                  12
Item 6. Exhibits and Reports on Form 8-K                   12

SIGNATURES                                                 13

                         PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                               December 31, 2001
CURRENT ASSETS:                                -----------------
 Cash                                             $    43,507
 Accounts receivable, net of allowance for
    doubtful accounts of $7,500                       124,387
 Prepaid expenses                                       2,000
 Work performed in excess of billings                  24,045
                                                  -----------
    Total current assets                              193,939
                                                  -----------


FURNITURE, FIXTURES AND EQUIPMENT                     139,180
 Less accumulated depreciation and
    amortization                                     (127,729)
                                                  -----------
                                                       11,451
                                                  -----------


OTHER ASSETS, net                                       3,675
                                                  -----------
                                                  $   209,065
                                                  ===========


 See the accompanying notes to the condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                   (Unaudited)



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                               December 31, 2001
                                               -----------------
CURRENT LIABILITIES:
 Accounts payable                                 $  112,901
 Accrued expenses                                     77,392
 Accrued interest                                      6,345
 Amounts due to related parties                       45,792
 Deferred revenue                                    110,306
 Billings in excess of costs                         113,162
                                                  ----------
    Total current liabilities                        465,898
                                                  ----------
SHAREHOLDERS' DEFICIT:
 Common stock, $.001 par value;
    100,000,000 shares authorized;
    19,065,892 shares outstanding                     19,066
 Additional paid-in capital                        4,851,463
 Warrants outstanding                                      -
 Accumulated deficit                              (5,127,362)
                                                  ----------
    Total shareholders' deficit                     (256,833)
                                                  ----------
Total Liabilities and Shareholders Deficit        $  209,065
                                                  ==========


 See the accompanying notes to the condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     For the Three Months Ended
                                           December 31
                                      2001           2000
                                   ----------     ----------
REVENUES                           $  189,601     $   75,421
                                   ----------     ----------
COSTS AND EXPENSES:
 Cost of revenues                     111,012         94,173
 Selling, general and
  administrative                       39,416         64,062
 Software development                  29,213         25,759
                                   ----------     ----------
                                      179,650        183,994
                                   ----------     ----------
GAIN (LOSS) FROM OPERATIONS              9,951      (108,573)
                                   -----------    ----------
OTHER INCOME (EXPENSE):
 Interest expense                     ( 4,894)        (4,303)
 Miscellaneous income                       0            778
                                   ----------     ----------
    Other expense, net                 (4,894)        (3,525)
                                   ----------     ----------
NET INCOME (LOSS) before
   Extraordinary item                   5,057       (112,098)
                                   ----------     ----------
Extraordinary Item
  Gain on forgiveness of debt
   (Net of $0 tax effect)              21,625              0
                                   ----------     ----------
NET INCOME (LOSS)                      26,682       (112,098)
                                   ----------     ----------
BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE
    Operations                     $     0.00     $    (0.01)
    Extraordinary item                   0.00           0.00
                                   ----------     ----------
    Total Basic and Diluted
       Earnings  (Loss) Per Share  $     0.00     $    (0.01)
                                   ==========     ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES USED IN PER
  CALCULATION                      19,065,892     19,065,892
                                   ==========     ==========

 See the accompanying notes to the condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                For the Six Months Ended
                                                       December 31
                                                     2001           2000
                                                  ----------     ----------
REVENUES                                          $  345,864     $  265,327
                                                  ----------     ----------
COSTS AND EXPENSES:
 Cost of revenues                                    185,929        174,634
 Selling, general and administrative                  84,418        129,364
 Software development                                 53,359         58,710
                                                  ----------     ----------
                                                     323,706        362,708
                                                  ----------     ----------
GAIN (LOSS) FROM OPERATIONS                           22,158        (97,381)
                                                  ----------     ----------
OTHER INCOME (EXPENSE):
 Interest expense                                    (11,204)        (5,890)
 Misc income                                               0            778
                                                  ----------     ----------
   Other expense, net                                (11,204)        (5,112)
                                                  ----------     ----------
NET INCOME (LOSS)before
   Extraordinary item                                10,954        (102,493)

EXTRAORDINARY ITEM
  Gain on forgiveness of debt                         21,625              0
    (net of $0 tax effect)                        ----------     ----------

NET INCOME                                            32,579       (102,493)
                                                  ----------     ----------
BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE
    Operations                                    $      0.00    $    (0.01)
    Extraordinary item                                   0.00          0.00
                                                  -----------    ----------
    Total Basic and Diluted
       Earnings (Loss) Per Share                  $      0.00    $    (0.01)
                                                  ===========    ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES USED IN PER
  CALCULATION                                      19,065,892    19,065,892
                                                  ===========    ==========

 See the accompanying notes to the condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                For the Six Months Ended
                                                        December 31,
                                                     2001          2000
                                                  -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                $    32,579    $ (102,493)
 Adjustments to reconcile net
   loss to net cash (used in) provided
   by operating activities:
    Depreciation and amortization                       4,600         5,110
    Gain on forgiveness of debt                       (21,625)            -
    Changes in assets and liabilities
       Accounts receivable, net                       (39,754)       61,936
       Prepaid Expenses                                     -         5,109
       Accounts payable                               (27,135)        2,867
       Accrued expenses and interest                  (24,525)       18,757
       Deferred revenues                                1,708       (11,771)
       Work performed in excess
         of billings                                    2,405         2,590
       Billings in excess of earned
         revenue                                       87,337        29,207
                                                  -----------    ----------
    Net cash from operating activities                 15,590        11,312
                                                  -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of furniture,
      fixtures and equipment                           (4,946)       (3,720)
                                                  -----------    ----------
    Net cash from investing   activities               (4,946)       (3,720)
                                                  -----------    ----------


 See the accompanying notes to the condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                 For the Six Months Ended
                                                        December 31,
                                                     2001          2000
                                                  -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on notes payable                        $    (5,000)   $        -
                                                  -----------    ----------
 Related parties advances from                            841             -
 Net cash from financing activities                    (4,159)            -
                                                  -----------    ----------

NET INCREASE (DECREASE) IN CASH                   $     6,485         7,592

CASH, at beginning of period                           37,022        14,610
                                                  -----------    ----------
CASH, at end of period                            $    43,507    $   22,202
                                                  ===========    ==========



Supplemental disclosure of cash flow information:

 Cash paid during the period for interest         $     5,467    $    1,158
                                                  ===========    ==========

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of June 30, 2001. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2002.

NOTE 2 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. A total of 605,000 potentially issuable common shares were excluded from the calculation of diluted earnings (loss) per common share at December, 31 2001 and 2000, because the effects would be anti-dilutive.

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

                                        7

NOTE 4 - EXTRAORDINARY ITEM

On November 1, 2001, Tenet completed negotiations with a creditor for settlement of a $25,000 note, which was due in two payments of $12,500 on December 31, 2000 and December 31, 2001, respectively. The creditor accepted a one-time $5,000 payment as payment in full of all obligations of the note. This negotiated settlement will result is a one-time extra-ordinary gain of $20,000 plus accrued interest of $1,625 during the quarter ended December 31, 2001.

                                        8


ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

General

This discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001

The Company is engaged in developing and servicing data processing information products used in hospitals. The Company's main product is an emergency department computer system known as EDNet. In addition, the Company also has a consulting practice which specializes in methods and systems improvements, productivity measurement, cost identification and organizational analysis for all inpatient and outpatient hospital departments, as well as customized software solutions for specific hospital departmental requirements.

As of December 31, 2001, the Company had installed its EDNet product to 25 emergency department and urgent care sites. All sites have annual maintenance contracts for continued support and updates. As of December 31, 2001 the Company was in the process of installing EDNet32 upgrades at 6 client sites and 1 installation at a new client.


Results of Operations

For the three months ended December 31, 2001 compared with the three months ended December 31, 2000.

During the three-month period ended December 31, 2001, the Company had revenues of $189,601 which represented a 151 percent increase from $75,421 for the corresponding period of the prior fiscal year. The 2001 sales consisted of

          3-month ended   %  of  3-month ended  % of   Change in   % Change
             12/31/01     sales   12/31/00      sales    sales     of sales
             --------    ------  ---------      ------  --------   --------
Emergency    $160,565    85%     $ 67,631       90%     $ 92,934     137%

Consulting   $ 29,036    15%     $  7,790       10%     $ 21,246     273%
             --------   -----    --------      -----    --------    -----
             $189,601    100%    $ 75,421       100%    $114,180     151%
             ========   =====    ========      =====    ========    =====

Sales benefited from a consulting contract with a major hospital. In addition, emergency department software was installed at several new locations at existing client sites.

Cost of revenues decreased 18% to $111,021 for the three-month period ended December 31, 2001 from $94,173 for the corresponding period of the prior fiscal year. The increased sales level required higher costs but the gross margin improved to 41%, in line with historical averages.

                                        9

Selling, general, and administrative expenses decreased 38% to $39,416 for the three-month period ended December 31, 2001 from $64,062 for the corresponding period of the previous fiscal year. This decline reflects the cost cutting measures implemented in previous quarters as well as tightly controlling administrative costs.

Software development costs increased 13% to $29,213 for the three-month period ended December 31, 2001 from $25,759 for the corresponding period of the prior fiscal year. Development activities are now focused on enhancements to the EDNet32 product.

The Company earned a net operating profit of $9,951 for the three-month period ended December 31, 2001 compared with an operating net loss of $(108,573) for the corresponding period of the previous year. This improvement is directly related to higher sales volumes and cost containment measures implemented over the last 12 months.

Interest expense increased to $4,894 for the three-month period ended December 31, 2001 compared to $4,303 during the prior fiscal year.

The Company's net income of $26,682 or $0.00 per share for the three-month period ended December 31, 2001 compared with net loss of ($112,098) or ($0.01) for the corresponding period of the previous fiscal year. Of the $26,682, $21,625 or 81% resulted from a one-time extraordinary gain on the forgiveness of debt.

For the six months ended December 31, 2001 compared with the six months ended December 31, 2000.

During the six month period ended December 31, 2001, the Company had revenues of $345,864, which represented a 30% increase from $265,327 for the corresponding period of the prior fiscal year. The 2001 sales consisted of:

            6-month               6-month
            ended       % of      emded         % of    Change in
            12/31/01    sales     12/31/00               sales       % Change
            --------    -----     --------      ----    ---------    --------
Emergency   $280,560    81%       $165,439        62%    $115,121       70%

Consulting  $ 65,304    19%       $ 99,888        38%   ($ 34,584)     (35%)
            --------   ----       --------       ----   ---------    --------
            $345,864   100%       $265,327       100%   $  80,537      30%
            ========   ====       ========       ====   =========    ========

The sales increase was due in part to the increased acceptance among Tenet customers of the usefulness of the EDNet software and consulting services. Increasing maintenance revenue also contributed.

Cost of revenues increased 6% to $185,929 for the six-month period ended December 31, 2001 compared to $174,634 for the corresponding period of the prior fiscal year. The gross margin increased from 34% of sales to 46% in 2001 as product installations and consulting engagements benefited from lower costs.

                                        10


Selling, general, and administrative expenses decreased 35% to $84,418 for the six-month period ended December 31, 2001 from $129,364 for the corresponding period of the previous fiscal year. The lower expense number reflects the benefit of expense reductions measures, such as smaller and less expensive office space, undertaken last year.

Software development expenses decreased 9% to $ 53,359 for the six-month period ended December 31, 2001 from $58,710 for the corresponding period of the prior fiscal year. Development efforts are now focused on product enhancements to meet customer requirements.

The Company had operating income of $22,158 for the six-month period ended December 31, 2001 compared with an operating loss of $(97,381) for the corresponding period of the previous year. Increased sales levels and more cost efficient projects contributed to the increase.

Interest expense increased to $11,204 for the six-month period ended December 31, 2001 from $5,890 for the corresponding period of the prior year. Interest expense increased due to the recognition of interest costs associated with accrued expenses that are due to various employees.

The Company's net income per share increased to $0.00 as compared with ($0.01) for the corresponding period of the previous year.


Liquidity and Capital Resources

The Company's primary needs for capital are to fund an increased sales effort and to keep the software products current in the marketplace. For the six months ended December 31, 2001 net cash generated from operating activities was $15,590 as compared to those same activities providing $11,312 in the six months ended December 31, 2000, an increase of 37%. The Company has sufficient capital for its current operations. However, in order to significantly expand sales, the Company will require additional cash from an external source. At December 31, 2001 the Company had total assets of $209,065 and shareholders deficit of ($256,833) compared to total assets of $164,885 and shareholders deficit of ($289,412) at June 30, 2001, the Company's last fiscal year end. The increase in assets is primarily due to a 47% increase in accounts receivable and an 18% increase in cash. The increase in shareholders equity is primarily the result of profits resulting from higher sales levels in the last six months. The Company did not capitalize any software development costs during the six months ended December 31, 2001 nor did it capitalize any such costs during the prior year.

The Company's cash position increased 18% during the six month period ended December 31, 2001 to $43,507 up from $37,022 as of June 30, 2001. The Company's working capital deficit was $271,959 at December 31, 2001 as compared to $304,192 at June 30, 2001.

Inflation has not had a significant impact on the Company's operations.

                                11


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


                                12

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: February 11, 2002     TENET INFORMATION
                             SERVICES, INC.



                             /s/ Jerald L. Nelson
                             --------------------
                             Jerald L. Nelson
                             Chairman of the Board of Directors