Form 10QSB
period 2002-03-31
TENET INFORMATION SERVICES INC
filed 2002-05-14
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)
[ x ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2002

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

                                     Change
                                     ------
    (Former name, former address and former fiscal year, if changed since last report)
                      4885 So. 900 East, #17, SLC, UT 84117


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes___  No  X
(2)  Yes  X      No___

The Company had 19,065,892 shares of common stock outstanding at May 15, 2002.




                        Tenet Information Services, Inc.

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheet as of March 31, 2002          1

     Condensed Consolidated Statements of Operations for the
     Three Months Ended March 31, 2002 and 2001                         3

     Condensed Consolidated Statements of Operations for the
     Nine Months Ended March 31, 2002 and 2001                          4

     Condensed Consolidated Statements of Cash Flows for the
     Nine Months Ended March 31, 2002 and 2001                          5

     Notes to Condensed Consolidated Financial Statements               7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 9

PART II   OTHER INFORMATION


Item 1. Litigation                                                     12
Item 2. Changes in Securities                                          12
Item 3. Defaults Upon Senior Securities                                12
Item 4. Submission of Matters to a Vote of Security Holders            12
Item 5. Other Information                                              12
Item 6. Exhibits and Reports on Form 8-K                               12


SIGNATURES                                                             13




                         PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                 March 31, 2002
                                                 --------------
CURRENT ASSETS:
 Cash                                             $   40,779
 Accounts receivable, net of allowance for
    doubtful accounts of $7,500                      129,759
 Work performed in excess of billings                  8,675
 Prepaid expenses                                      2,000
                                                  ----------
    Total Current Assets                             181,213
                                                  ----------




FURNITURE, FIXTURES AND EQUIPMENT                    149,684
 Less accumulated depreciation and
    amortization                                    (130,472)
                                                  ----------
                                                      19,212
                                                  ----------


OTHER ASSETS, net                                      3,675
                                                  ----------
Total Assets                                      $  204,100
                                                  ==========



 See the accompanying notes to condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                   (Unaudited)



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                 March 31, 2002
                                                 --------------
CURRENT LIABILITIES:
 Accounts payable                                 $  122,175
 Accrued expenses                                     74,038
 Accrued interest                                      6,873
 Amounts due related parties                          46,229
 Deferred revenue                                    126,077
 Billings in excess of costs                          35,529
                                                  ----------
    Total Current Liabilities                        410,921
                                                  ----------
SHAREHOLDERS' DEFICIT:
 Common stock, $.001 par value;
    100,000,000 shares authorized;
    19,065,892 shares outstanding                     19,066
 Additional paid-in capital                        4,851,463
 Accumulated deficit                              (5,077,350)
                                                  ----------
    Total Shareholders' Deficit                     (206,821)
                                                  ----------

Total Liabilities and Stockholders Equity         $  204,100
                                                  ==========


See the accompanying notes to condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       For the Three Months Ended
                                                 March 31,
                                       --------------------------
                                           2002          2001
                                       -----------    -----------
REVENUES                               $   207,155    $   128,971
                                       -----------    -----------

COSTS AND EXPENSES:
 Cost of revenues                           93,677         75,448
 Selling, general and administrative        34,151         37,071
 Software development                       25,606         24,008
                                       -----------    -----------

 Total Costs and Expenses                  153,434        136,527
                                       -----------    -----------

INCOME (LOSS) FROM OPERATIONS               53,721         (7,556)
                                       -----------    -----------

OTHER INCOME (EXPENSE):
 Interest expense                           (3,796)        (2,824)
 Interest income                                87            169
                                       -----------    -----------

    Other expense, net                      (3,709)        (2,655)

                                       -----------    -----------

NET INCOME (LOSS)                      $    50,012    $   (10,211)
                                       ===========    ===========
BASIC AND DILUTED EARNINGS (LOSS)
  PER SHARE                            $      0.00    $     (0.00)
                                       ===========    ===========
Weighted Average Number of
  Common Shares Used in Per Share
  Calculation                           19,065,892     19,065,892
                                       ===========    ===========


   See the accompanying notes to condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          For the Nine Months Ended
                                                   March 31
                                          -------------------------
                                              2002          2001
                                          ----------     ----------
REVENUES                                  $  553,019     $  394,298
                                          ----------     ----------
COSTS AND EXPENSES:
 Cost of revenues                            279,606        250,082
 Selling, general and administrative         118,569        166,435
 Software development                         78,965         82,718
                                          ----------     ----------
    Total Costs and Expenses                 477,140        499,235
                                          ----------     ----------

INCOME (LOSS) FROM OPERATIONS                 75,879       (104,937)
                                          ----------     ----------

OTHER INCOME (EXPENSE):
 Misc. income                                      -            947
 Interest expense                            (15,334)        (8,716)
 Interest income                                 421              -
                                          ----------     ----------
    Other Expense, Net                       (14,913)        (7,769)

                                          ----------     ----------
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                          60,966       (112,706)
                                          ----------     ----------

Extraordinary Item
 Gain on forgiveness of debt (Net
   of $0 tax effect)                          21,625              -
                                          ----------     ----------

Net Income (Loss)                         $   82,591     $ (112,706)
                                          ==========     ==========
BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE
   Operations                             $     0.00     $    (0.01)
   Extraordinary item                     $     0.00     $     0.00
                                          ==========     ==========
TOTAL BASIC AND DILUTED
 EARNINGS (LOSS) PER SHARE                $     0.00     $    (0.01)
                                          ==========     ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES USED IN PER
  SHARE CALCULATION                       19,065,892     19,065,892
                                          ==========     ==========


   See the accompanying notes to condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                          For the Nine Months Ended
                                                 March 31,
                                          -------------------------
                                            2002           2001
                                          -----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                        $    82,591    $ (112,706)
 Adjustments to reconcile net
   income (loss) to net cash provided
   by operating activities:
    Depreciation and amortization               7,343         7,744
    Gain on forgiveness of debt               (21,625)            -

    Changes in Assets and Liabilities:
       Accounts receivable, net               (45,126)       74,117
       Prepaid expenses                             -         5,609
       Work performed in excess of
        billings                               17,775         2,590
       Other assets                                 -        (1,170)
       Accounts payable                       (17,861)        2,371
       Accrued expenses and interest          (27,351)       51,175
       Deferred revenue                        17,479       (27,701)
       Billings in excess of costs              9,704        16,707
       Amounts due related parties              1,278             -
                                          -----------    ----------

    Net cash provided by operating
      activities                               24,207        18,736
                                          -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of furniture, fixtures
      and equipment                           (15,450)       (3,720)
                                          -----------    ----------

    Net cash used in investing
      activities                              (15,450)       (3,720)
                                          -----------    ----------


 See the accompanying notes to condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                          For the Nine Months Ended
                                                  March 31,
                                          -------------------------
                                             2002           2001
                                          -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Principal payments on long-term debt          (5,000)            -
                                          -----------    ----------

    Net cash used in financing
      activities                               (5,000)            -
                                          -----------    ----------

NET INCREASE IN CASH                            3,757        15,016

CASH, at beginning of period                   37,022        14,610
                                          -----------    ----------

CASH, at end of period                    $    40,779    $   29,626
                                          ===========    ==========


Supplemental disclosure of cash flow information:

 Cash paid during the period
    for interest                          $     5,468    $    1,267
                                          ===========    ==========



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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, these financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of June 30, 2001. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2002.

NOTE 2 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. A total of 605,000 potentially issuable common shares were excluded from the calculation of diluted earnings (loss) per common share at March, 31 2002 and 2001, because the effects would be anti-dilutive.

NOTE 3 - REVENUE RECOGNITION ON LONG TERM SOFTWARE CONTRACTS

Revenues from long-term software installations are recognized on the percentage of completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract.

Contract costs include all direct material, labor and subcontract costs and those indirect costs relating to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to revenues and costs and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reasonably estimated.


The asset, work performed in excess of billings, represents costs incurred and revenues earned in excess of amounts billed. The liability, Billings in excess of costs, represents billings in excess of costs incurred and revenue recognized. Contract retentions are included in accounts receivable.

NOTE 4 - EXTRAORDINARY ITEM

On November 1, 2001, Tenet completed negotiations with a creditor for settlement of a $25,000 note, which was due in two payments of $12,500 on December 31, 2000 and December 31, 2001, respectively. The creditor accepted a one-time $5,000 payment as payment in full of all obligations of the note. This negotiated settlement will result is a one-time extra-ordinary gain of $20,000 plus accrued interest of $1,625 during the nine months ended March 31, 2002.


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

As of March 31, 2002, the Company has installed its EDNet product in 24 clients, 19 of which have been upgraded to the EDNet Windows version. In addition, the Company is in the process of upgrading 5 additional current clients. Based on a request from a current client, a new product, named ARCNet, has been developed for use in same day surgery and ambulatory care departments. ARCNet was installed at that client site and the product has received interest from other clients. All products/clients have annual maintenance contracts for continued support and updates.

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

During the three-month period ended March 31, 2002, the Company had revenues of $207,155, which represented a 61% increase from $128,971 for the corresponding period of the prior fiscal year. The sales consisted of:

                                                                     % of
                  3-month             3-month             Change    Change
                   ended     % of      ended     % of       in        in
                  3/31/02    sales    3/31/01    sales     sales     sales
                  --------  --------  --------  --------  --------  --------

Emergency         $ 64,048     31%    $130,939   102%     ($66,891)   (86%)
Consulting        $143,107     69%    $ (1,968)   (2)%    $145,075    186%
                  --------  --------  --------  --------  --------  --------
                  $207,155    100%    $128,971   100%     $ 78,184    100%
                  ========  ========  ========  ========  ========  ========


The increase in revenue resulted from several consulting projects at a nationally recognized hospital. This revenue more than offset the decline in software revenue.

Cost of revenues increased 24% to $93,677 for the three-month period ended March 31, 2002 from $75,448 for the corresponding period of the prior fiscal year.

Selling, general, and administrative costs decreased 8% to $34,151 for the three -month period ended March 31, 2002 from $37,071 for the corresponding period of the previous fiscal year. The Company continues to tightly control administrative costs.

Software development costs increased 7% to $25,606 for the three-month period ended March 31, 2002 from $24,008 for the corresponding period of the prior fiscal year. The company has elected not to capitalize any of its development expenses.

The Company had income from operations of $53,721 for the three-month period ended March 31, 2002 compared with a loss from operations of ($7,556) for the corresponding period of the previous year. Increased revenues as well as cost conscious operations resulted in income from operations.

Interest expense increased to $3,796 for the three-month period ended March 31, 2002 from $2,824 for the corresponding period of the prior year.

The Company's net income per share was $0.00 as compared to a net loss per share of ($0.00) for corresponding period of the previous year.


For the nine months ended March 31, 2002 compared with the nine months ended March 31, 2001.

During the nine month period ended March 31, 2002 the Company had revenues of $553,019 which represents a 40% increase from $394,298 for the corresponding period of the prior fiscal year. The 2002 sales consisted of:

                                                                     % of
                  9-month             9-month             Change    Change
                   ended     % of      ended     % of       in        in
                  3/31/02    sales    3/31/01    sales     sales     sales
                  --------  --------  --------  --------  --------  --------
Emergency         $344,086    62%     $296,378     75%    $ 48,230     30%
Consulting        $208,411    38%     $ 97,920     25%    $110,491     70%
                  --------  --------  --------  --------  --------  --------
                  $553,019   100%     $394,298    100%    $158,721    (100%)
                  ========  ========  ========  ========  ========  ========

This increase in sales was due mainly to the increase in consulting revenues as well as an increase in EDNet upgrades.

Cost of revenues increased 12% to $279,606 for the nine-month period ended March 31, 2002 from $250,082 for the corresponding period of the prior fiscal year.


Selling, general, and administrative costs decreased 29% to $118,569 for the nine-month period ended March 31, 2002 from $166,435 for the corresponding period of the previous fiscal year. The Company continues to tightly control expenses.

Software development costs decreased 5% to $78,965 for the nine-month period ended March 31, 2002 from $82,718 for the corresponding period of the prior fiscal year. Development efforts are now focused on product enhancements to meet customer requirements.

The Company incurred an operating gain of $75,879 for the nine-month period ended March 31, 2002 compared with an operating loss of ($104,937) for the corresponding period of the previous year.

Interest expense increased to $15,334 for the nine-month period ended March 31, 2002 from $8,716 for the corresponding period of the prior year. This increase reflects interest paid with the retirement of debt.

The Company's net gain per share was $0.00 as compared to ($0.01) for the corresponding period of the previous year.

Liquidity and Capital Resources

The Company's primary needs for capital are to fund an increased sales effort and to keep the software products current in the marketplace. For the nine months ended March 31, 2002 net cash provided by operating activities was $24,207 as compared to those same activities providing $18,736 in the nine months ended March 31, 2001, a increase of $5,471. The Company has sufficient capital for its current operations. However, in order to significantly expand sales, the Company will require additional cash from an external source. At March 31, 2002, the Company had total assets of $204,100 and a shareholders' deficit of $206,821 compared to total assets of $164,885 and a shareholders' deficit of $289,412 at June 30, 2001, the Company's fiscal year end. The 29% decrease in shareholders' deficit is primarily the result of operations. The company did not capitalize any software costs during the nine months ended March 31, 2002 nor did it capitalize any such costs during the prior year. The Company's cash position increased by $3,757 during the nine-month period ended March 31, 2002 to $40,779 up from $37,022 as of June 30, 2001. The Company had a working capital deficit of $229,708 at March 31, 2002 as compared to $304,192 at of June 30, 2001.

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


Dated: May 14, 2002          TENET INFORMATION
                             SERVICES, INC.



                             /s/ Jerald L. Nelson
                             ---------------------
                             Jerald L. Nelson
                             Chairman of The Board



