Form 10KSB
period 2002-06-30
TENET INFORMATION SERVICES INC
filed 2002-09-30
CIK 845696

FORM 10-K(SB)
       SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
     Annual Report Pursuant to Section 13 or 15(d) of the Securities
                        Exchange Act of 1934


(Mark One)
[ x ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended June 30, 2002

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

                                  Common Stock
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  (1)  Yes X  No     (2) Yes X   No
                                            ---   ---         ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to
this Form 10-KSB [   ].

State issuer's revenues for its most recent fiscal year:          $ 717,005

State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. No current market value for common stock within last 60 days.

The number of shares outstanding of the Registrant's Common Stock as of September 27, 2002 was 19,336,205.

                              TABLE OF CONTENTS
                                                                        Page #

PART I

     Item 1         Business                                               1

     Item 2         Properties                                             4

     Item 3         Legal Proceedings                                      5

     Item 4         Submission of Matters to a Vote of Security Holders    5

PART II

     Item 5         Market for the Registrant's Common Equity
                     and Related Stockholder Matters                       5
     Item 6         Management's Discussion and Analysis of Financial
                     Condition and Results of Operation                    5

     Item 7         Financial Statements                                   8

     Item 8         Changes In and Disagreements with Accountants on
                     Accounting and Financial Disclosure                   9


PART III

     Item 9         Directors, Executive Officers, Promoters and
                     Control Persons of the Registrant: Compliance with
                     Section 16)a) of the Exchange Act                     9

     Item 10   Executive Compensation                                     11

     Item 11   Security Ownership of Certain Beneficial
                Owners and Management                                     13

     Item 12   Certain Relationships and Related Transactions             14


PART IV

     Item 13   Exhibits and Reports on Form 8-K                           15


SIGNATURES                                                                16

EXHIBITS                                                              Attached

ITEM 1:   BUSINESS

General

The Company was incorporated on February 24, 1984 by employees of Telemed who organized the buyout of Telemed's pulmonary and respiratory care information services business. In March 1984, the Company purchased that business for cash and a promissory note.


By 1988, annual revenue had grown to $2.4 million and the Company completed an initial public offering of its common stock through Schneider Securities in 1989. By September 15, 1989, 23 hospitals were using the Company's respiratory care management systems (then referred to as "RCMS") and the Company employed 23 full and part-time employees.

Over time, with improvements in computer hardware and performance, the mini computer based RCMS product became dated. The last RCMS sale was made in January 1991. In 1994 a new senior management team was put in place.

In the following year, the Company acquired two complimentary businesses (see Acquisitions). Based on Y2K issues, a business decision was made to discontinue the RCMS product line.

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

Since 1986 HCG has provided healthcare institutions, mainly hospitals, with professional high-quality, cost effective, consulting services, which produce a more efficient, lower cost care delivery model while maintaining the highest quality of care standards. Consulting services are provided in the following areas:

..    Nurse Staffing and Patient Classification
..    Cost Benefit Analysis for Computerized Patient Records (CPR)
..    Productivity
..    Cost Accounting
..    Operations Assessment
..    Modeling and Simulation

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


NMC was founded in California in 1979 and originated the concept of a computerized patient tracking and information management system dedicated to emergency department operations. The Emergency Department Network ("EDNet") was first developed in 1989. Early versions ran on highly proprietary hardware and software with limited flexibility and functionality.


In 1991, the software was completely redesigned for IBM compatible PCs and utilized standard operating systems and database software.


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

EDNet is currently in its sixth release, (EDNet) as a Windows 95/98/NT/2000 compliant product. Recent enhancements include discharge aftercare instructions database, a user-sortable patient tracking display and the development of triage assessment protocols, auto faxing, and auto paging. EDNet for Windows was released in the spring of 1998.


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

The position of Vice President of Sales is vacant and is currently being filled by the Chief Operating Officer of the company.

As of June 30, 2002, the software division of the Company had sold its EDNet product to 24 emergency department and urgent care sites. All sites have annual maintenance contracts for continued support and updates. As of June 30, 2002 the Company was in the process of installing EDNet upgrades at 5 DOS clients.

In response to client requests the company has enhanced its basic EDNet software to other hospital applications. ARCNet, which is used in same day surgery and ambulatory care departments and IntelliChartr which helps to make hospital staffing decisions based on patient care needs have been developed and installed.

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

EDNet  Product Development

Development efforts are focused on the enhancement of the EDNet product. Research is being conducted on the integration of nursing and physician documentation. Voice recognition and radio frequency are being investigated as possible product enhancements. An inpatient nursing application, (IntelliChart), building upon existing EDNet software, is being beta-tested at a major consulting client site. IntelliChart utilizes the main library set of EDNet to provide inpatient-nursing units with a real time patient tracking system. The primary focus of IntelliChart is to provide the nursing staff an automated methodology to determine patient dependency. Patient dependency is determined based upon the patient's care needs and is translated into staffing requirements on shift and staff skill level basis.

EDNet is now an enterprise level solution, which has greatly enhanced the durability of the product by being able to serve at either single or multi location hospitals. A majority of the development effort has been expended on this enhancement.

The software divisions future success will depend on its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and otherwise achieve market acceptance.

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

Employees

At June 30, 2002, the Company employed seven full-time employees, one parttime employee and several independent service contractors. The number of employees and their responsibilities are as follows: three professional, three technical, and two administrative.

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

Just prior to its suspension from NASDAQ on November 1, 1991, the reported closing bid and asked prices of the Company's Common Stock were $.03125 and $.0625, respectively. In 1996 limited public trading of the Company's Common Stock resumed with price quotations available on the over the counter "bulletin board". During fiscal year ended June 30, 2002 a limited number of shares traded on the bulletin board market at a price range of $0.05 to $0.15.

In March, the Company was advised that the bulletin board listing had been suspended pending completion of the appropriate filings.

The number of shareholders of record for the Company's Common Stock as of June 30, 2002 was 314, which include depositories and broker/dealers who hold shares of Common Stock in "nominee" or "street" names.

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

Results of Operations

Fiscal 2002 Compared with Fiscal 2001

During fiscal year 2002, the Company had revenues of $717,005, which represented an increase of $175,908 or 33% from revenues of $541,097 for the prior fiscal year. The following table presents the components of revenues for fiscal 2002 and 2001.

                                 ACTUAL
REVENUES           FY 02         FY 01      Increase  % Change
                 --------      ---------    --------  --------
EDNet Systems    $467,542      $ 419,096    $ 48,446     12%
Consulting       $249,463      $ 122,001    $127,462     104%
Total            $717,005      $ 541,097    $175,908     33%

The following table details cost of revenue by product, comparing the prior fiscal year as shown on financials.

                        2002         2001      Change    %Change
                      --------     --------   ---------  -------
EDNet System and      $225,205     $245,461   $(20,256)
Consulting            $139,927     $ 98,160   $ 41,767
Total                 $365,132     $343,621   $ 21,511     6%

Cost of revenues increased to $365,132, up 6% for fiscal year 2002 compared with $343,621 for the previous fiscal year. Costs of revenues related to the EDNet System for fiscal year 2002 were $225,205 giving the system revenue products a gross margin of 52%. This compares to cost of revenues of $245,461 with a gross margin of 41% for the prior twelve-month period. Overall gross profit for the fiscal year 2002was 49% compared to 36% for the prior year. 70% of this profit improvement was due to increased revenue while 30% was due to improved margins.

Selling, general and administrative expenses increased by $9,473 or 6%, to $178,015 for fiscal year 2002 compared with $168,542 for the previous fiscal year. Software development expenses were unchanged at $104,700 for fiscal year 2002 from fiscal 2001.

As a result of the above factors, the net gain from operations was $69,200 for fiscal year 2002 compared with loss of $(75,862) for fiscal year 2001.
Interest expense increased to $20,446 from $15,610 for the prior fiscal year. The net gain was $70,890 or $.00 per share for fiscal year 2002 compared with a net loss of $(90,515) or ($0.00) per share for fiscal year 2001.

Liquidity and Capital Resources

The Company's cash position increased from $37,022 to $78,585 during its fiscal year 2002. The Company had a working capital deficit of $238,431 as of June 30, 2002, as compared with a deficit of $304,192 as of June 30, 2001. Operating activities provided $62,915 for the fiscal year ended June 30, 2002 as compared to providing $26,132 in the corresponding period of the prior fiscal year.

The Company's investing activities used $17,977 of cash for the current year compared to using $3,720 in the corresponding period of the prior fiscal year.

There were no related party advances to the Company during the current year ended June 30, 2002.

While a portion of the current liabilities, approximately $200,000, is owed to present officers and/or directors, there can be no assurances that these officers/directors will not seek payment in the near term.

Inflation has not had a significant impact on the Company's operations.

Item 7A:  Market Risk Sensitive Instruments
          N/A

ITEM 7:   FINANCIAL STATEMENTS



                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS

                                                                 Page

     Report of Independent Certified Public Accountants           F-1

     Consolidated Financial Statements:

          Consolidated Balance Sheet - June 30, 2002              F-2

          Consolidated Statements of Operations for the Years
             Ended June 30, 2002 and 2001                         F-3

          Consolidated Statements of Shareholders' Deficit for
             the Years Ended June 30, 2001 and 2002               F-4

          Consolidated Statements of Cash Flows for the Years
             Ended June 30, 2002 and 2001                         F-5

     Notes to Consolidated Financial Statements                   F-6

HANSEN, BARNETT & MAXWELL                        (801) 532-2200
A Professional Corporation                      Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS               5 Triad Center, Suite 750
                                        Salt Lake City, Utah 84180-1128
                                                www.hbmcpas.com



                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACOUNTANTS



To the Board of Directors and the Stockholders
Tenet Information Services, Inc.


We have audited the accompanying consolidated balance sheet of Tenet Information Services, Inc. (a Utah corporation) and subsidiary as of June 30, 2002, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tenet Information Services, Inc. and subsidiary as of June 30, 2002, and the results of their operations and their cash flows for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.



                                              /s/  HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
August 16, 2002

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                     ASSETS


Current Assets
   Cash                                                    $    78,585
   Accounts receivable, net of allowance for
     doubtful accounts of $7,500                                95,430
   Prepaid expenses                                              4,300
   Work performed in excess of billings                         20,631

       Total Current Assets                                    198,946

Furniture, Fixtures and Equipment                              131,824
   Less: accumulated depreciation                             (112,887)
                                                           -----------
                                                                18,937
                                                           -----------

Other Assets, Net                                                3,675
                                                           -----------

Total Assets                                               $   221,558
                                                           ===========
             LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                       $    117,977
   Accrued expenses                                             73,238
   Accrued interest                                              7,402
   Deferred revenue                                            153,599
   Billings in excess of work performed                         38,485
   Related party debt                                           46,676
                                                           -----------
       Total Current Liabilities                               437,377
                                                           -----------

Shareholders' Deficit
   Preferred stock, $0.01 par value; 1,000,000
      shares authorized, no shares issued                            -
   Common stock, $0.001 par value; 100,000,000
      shares authorized, 19,336,205 shares issued
      and outstanding                                           19,336
   Additional paid-in capital                                4,853,896
   Accumulated deficit                                      (5,089,051)
                                                           -----------
       Total Shareholders' Deficit                            (215,819)
                                                           -----------

Total Liabilities and Shareholders' Deficit                $   221,558
                                                           ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                                           2002       2001
                                                      ----------   ----------
Revenues
  Software license fees and maintenance               $  467,542   $  419,096
  Consulting services                                    249,463      122,001
                                                      ----------   ----------
     Total Revenues                                      717,005      541,097

Cost of Revenues
  Software license fees and maintenance                  225,205      245,461
  Consulting services                                    139,927      98,160
                                                      ----------   ----------
     Total Cost of Revenues                              365,132      343,621
                                                      ----------   ----------

Gross Profit                                             351,873      197,476

Operating Expenses
  Selling, general and administrative                    178,015      168,542
  Software development                                   104,658      104,796
                                                      ----------   ----------
     Total Operating Expenses                            282,673      273,338
                                                      ----------   ----------

Income (Loss) From Operations                             69,200      (75,862)

Other Income and (Expense)
  Interest income                                            511            -
  Miscellaneous income                                         -          957
  Interest expense                                       (20,446)     (15,610)
  Gain on forgiveness of debt                             21,625            -
                                                      ----------   ----------
     Net Other Income (Loss)                               1,690      (14,653)
                                                      ----------   ----------

Net Income (Loss)                                     $   70,890   $  (90,515)
                                                      ==========   ==========

Basic and Diluted Earnings (Loss) Per Share           $        -   $        -

Weighted Average Number of Common Shares
   Used in Per Share Calculation                      19,065,892   19,065,892
                                                      ==========   ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2002



                                  Common Stock
                            ------------------------   Additional
                               Shares                   Paid-In     Warrants    Accumulated
                               Issued      Amount       Capital    Outstanding    Deficit      Total
                            -----------  -----------  -----------  -----------  -----------  -----------
Balance, June 30, 2000       19,065,892  $    19,066  $ 4,843,476  $     7,987  $(5,069,426) $  (198,897)

Expiration of warrants                -            -        7,987       (7,987)           -            -

Net loss                              -            -            -            -      (90,515)     (90,515)
                            -----------  -----------  -----------  -----------  -----------  -----------

Balance, June 30, 2001       19,065,892       19,066    4,851,463            -   (5,159,941)    (289,412)

Shares issued to director
 for services                   270,313          270        2,433            -            -        2,703

Net income                            -            -            -            -       70,890       70,890
                            -----------  -----------  -----------  -----------  -----------  -----------

Balance, June 30, 2002       19,336,205  $    19,336  $ 4,853,896  $         -  $(5,089,051) $  (215,819)
                            ===========  ===========  ===========  ===========  ===========  ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                                         2002         2001
                                                      ----------   ----------

Cash Flows From Operating Activities
  Net income (loss)                                   $   70,890   $  (90,515)
  Adjustments to reconcile net income (loss) to net
    cash from operating activities:
     Depreciation                                         10,145       10,407
     Stock issued for services                             2,703            -
     Gain on forgiveness of debt                         (21,625)           -
     Change in assets and liabilities
       Accounts receivable                               (10,797)      65,908
       Deposits                                                -       (2,250)
       Prepaid expenses                                   (2,300)       3,609
       Accounts payable                                  (22,059)       4,458
       Accrued liabilities                               (27,522)      45,070
       Deferred revenue                                   45,001      (20,352)
       Work performed in excess of billings                5,819       (6,910)
       Billings in excess of work performed               12,660       16,707
                                                      ----------   ----------
     Net Cash Provided By Operating Activities            62,915        26,132
                                                      ----------   ----------

Cash Flows From Investing Activities
  Acquisition of furniture, fixtures and equipment       (17,977)      (3,720)
                                                      ----------   ----------
     Net Cash Used In Investing Activities               (17,977)      (3,720)

Cash Flows From Financing Activities
  Principal payments on short term debt                   (3,375)           -
                                                      ----------   ----------
     Net Cash Used In Financing Activities                (3,375)           -
                                                      ----------   ----------

Net Increase In Cash                                      41,563       22,412

Cash at Beginning of the Year                             37,022       14,610
                                                      ----------   ----------

Cash at End of the Year                               $   78,585   $   37,022
                                                      ==========   ==========
Supplemental Disclosures of Cash
   Flow Information:
  Cash paid for interest                              $    1,625   $    1,396
                                                      ==========   ==========
Non-Cash Investing and Financing Activities
  Disposal of furniture, fixtures and equipment       $   20,387   $   18,623
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

     Concentration of Risk - Sales to major customers are defined as revenues to any one customer which exceeds 10% of total sales. During the year ended June 30, 2002, the Company had revenues from two customers which accounted for 44% of the Company's total revenue. The risk of loss of these major customers subjects the Company to the possibility of decreased revenues.

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Tenet and its wholly owned subsidiary, NMC. All significant intercompany transactions and account balances have been eliminated in consolidation.

     Use  of  Estimates  in  the  Preparation  of  Financial  Statements  -  The
     preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     Revenue Recognition - The Company recognizes revenue in accordance with the provisions of Statement of Position No. 91-1 Software Revenue Recognition as follows:

     Revenues related to the EDNet System consist of sales of software licenses, installation of information systems and related software customization and enhancements. In addition, revenues are generated from annual software support and maintenance. Installation revenues are recognized on the percentage of completion method measured by completion and acceptance of contracted milestones. The asset "work performed in excess of billings" represent costs incurred and revenues earned in excess of billings on uncompleted contracts. The liability "billings in excess of work performed" represents billings in excess of costs incurred and revenue recognized.

     Revenues from annual software and maintenance are recognized ratably over the term of each contract. Amounts billed in advance of revenue recognition for software and maintenance are recorded as deferred revenue.

     Revenues from consulting services are recognized when the services have been provided.

     Furniture, Fixtures and Equipment - Furniture, fixtures and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally 3 to 10 years. Depreciation expense was $10,145 and $10,407 for the periods ended June 30, 2002 and 2001, respectively. Maintenance and repairs are charged to expense as incurred and major improvements or betterments are capitalized. Gains or losses on sales or retirements are included in the statement of operations in the year of disposition. Furniture, fixtures and equipment include $128,105 of computer equipment used in operations and $3,719 of furniture, fixtures and other equipment at June 30, 2002.

     Software Development Costs - Costs incurred in creating computer software products are charged to operations as software development expense prior to the development of a detailed program design or a working model. After the detailed program design or working model is established, costs of producing product masters are capitalized as software development costs. The Company had no capitalized software costs at June 30, 2002.

     Costs of maintenance and customer support are recognized as expense when the related revenue is recognized or when those costs are incurred, whichever occurs first.

     Impairment - The Company records impairment losses on property and equipment when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company had no impaired assets at June 30, 2002.


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

     Basic and Diluted Earnings (Loss) Per Share -Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. A total of 605,000 potentially issuable shares were excluded from the calculation of diluted income (loss) per common share at June 30, 2002 and 2001 because the effects would be anti-dilutive.

     Recently Enacted Accounting Standards - In April 2002, the FASB issued SFAS No. 145. Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishments such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company has elected to adopt this standard during the year ended June 30, 2002. Adopting this standard had an affect on income statement classification but no effect on net income for the year ended June 30, 2002.


     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 2- RELATED PARTY DEBT AND NOTES PAYABLE

     Related-party debt consists of the following at June 30, 2002:

      Debt payable to a related party corporation owned by an
        employee of the Company at an interest rate of 8.0%,
        unsecured, balance is due on demand.                        $  4,666

      Note payable to a company associated with a shareholder,
        at an interest rate of 8% per annum, balance is due on
        demand                                                        10,714

      Debt payable to officers/shareholders at an interest rate
        of 12%, unsecured, due on demand.                              4,860

      Note payable to an officer and shareholder, at an interest
        rate of 8%, balance due by June 30, 2003, unsecured.          26,436
                                                                    --------
          Total related party debt                                  $ 46,676
                                                                    ========

     On November 1, 2001, the Company paid $5,000 to a creditor as payment in full of all obligations on an unsecured note for $25,000. After deducting $1,625 for payment of outstanding interest, $3,375 was applied to the outstanding principal and the creditor forgave the balance due on the note resulting in a one-time gain of $21,625. In accordance with SFAS 145, the gain from debt forgiveness did not meet the conditions for being classified as extraordinary and therefore was included in continuing operations. On June 30, 2002, the Company issued 270,313 shares of common stock to a director for services in negotiating the debt settlement. The shares were valued at $2,703 or $0.01 per share and were expensed.


NOTE 3 - INCOME TAXES

     No benefit for income taxes has been recorded during the years ended June 30, 2002 and 2001. Certain risks exist with respect to the Company's future profitability, and management has concluded that, due to these uncertainties, the related net deferred tax asset may not be realized. Accordingly, a valuation allowance has been recorded to offset the deferred tax asset in its entirety. The components of the net deferred tax assets at June 30, 2002 are as follows:

       Deferred Tax Assets
          Tax net operating loss carry forward        $ 1,829,441
          Tax credits carry forward                         4,822
          Reserves and accrued liabilities                 51,462
                                                      -----------
       Total Deferred Tax Assets                        1,885,725
                                                      -----------
       Valuation allowance                             (1,885,725)
                                                      -----------

       Net Deferred Tax Asset                         $         -
                                                      ===========

     As of June 30, 2002, the Company has net operating loss carryforwards for federal income tax reporting purposes of approximately $4,913,889 which will expire through 2021.

     As  of  June 30, 2002, the Company had research and development tax credits
     and  investment  tax credit carryforwards of approximately $51,462.   These
     credits will expire through fiscal 2006.

     The following is a reconciliation of the income tax at the federal statutory rate of 34% with the provision for income taxes for the years ended June 30, 2002 and 2001:

                                                          2002         2001
                                                       ----------   ----------
       Income tax expense (benefit) at statutory rate  $   24,103   $  (30,775)
       Change in deferred tax valuation account           (50,420)      (8,247)
       (Non taxable income) /non deductible taxes           2,675        2,675
       Expired operating losses and tax credits            21,303       39,334
       State taxes, net of federal benefit                  2,339       (2,987)
                                                       ----------   ----------
       Provision for Income Taxes                      $        -   $        -
                                                       ==========   ==========


NOTE 4 - STOCK OPTIONS

     During fiscal year ended June 2002, the Board of Directors did not authorize the issuance of any stock options outside of the Incentive Stock Option Plan to employees of the Company.

     The Company has adopted an incentive stock option plan and a nonqualified stock option plan. Stock options for an aggregate of 600,000 shares of common stock may be granted under these plans. Stock options under both option plans may be granted at a price per share not less than 100 percent of the fair market value of the common stock, as determined at the date of grant. Employees vest in the right to exercise their options from the first anniversary date following the date of grant to the fifth anniversary date following the date of grant. The options expire five years from the vesting date. Incentive stock options are forfeited unless exercised within zero to three months following termination of employment or twelve months if termination is due to death or disability.

     A summary of the status of the Company's options outstanding as of June 30, 2002 and 2001, and changes during the years then ended is presented below:

                                            For the year ended June 30,
                                             2002                 2001
                                     --------------------   -----------------
                                                Weighted            Weighted
                                                Average              Average
                                                Exercise             Exercise
                                       Shares     Price      Shares    Price
                                     --------------------   -----------------
   Outstanding at beginning of year    605,000       0.10   675,000      0.10
   Granted                                   -          -         -         -
   Forfeited                                 -          -   (70,000)     0.13
                                       -------              -------
   Outstanding at end of year          605,000       0.10   605,000      0.10
                                       =======              =======

   Options exercisable                 242,000       0.10   121,000      0.10
                                       =======              =======
   Weighted average fair value
   of options granted during
   the year                                          n/a                  n/a


     The following table summarizes information about stock options outstanding at June 30, 2002:

            Options Outstanding                Options Exercisable
 --------------------------------------  ----------------------------------
                Number       Weighted    Weighted     Number      Weighted
   Range of   Outstanding    Average     Average    Exercisable   Average
   Exercise       at        Remaining    Exercise       at        Exercise
   Price       6/30/02    Contract Life  Price       6/30/02       Price
 -------------------------------------- -----------------------------------
   $ 0.10      605,000      2.1 years    $ 0.10      242,000       $  0.10


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

                                                 For the year ended June 30,
                                                      2002        2001
                                                   ---------    ---------
       Net income (loss)
          As reported                              $  70,890    $ (90,515)
          Pro forma                                   68,045      (93,514)
       Basic earnings (loss) per share
          As reported                                   0.00        (0.00)
          Pro forma                                     0.00        (0.00)
       Diluted earnings (loss) per share
          As reported                                   0.00        (0.00)
          Pro forma                                     0.00        (0.00)

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

NOTE 5-OPERATING LEASE

     The Company occupies its facilities under a non-cancelable operating lease that expires in October 2005. Lease expense for fiscal 2002 and 2001 was $26,535 and $31,745, respectively.

     Minimum future lease payments under non-cancelable operating leases as of June 30, 2002 are as follows:

          Year Ended June 30,
                2003                                     24,480
                2004                                     25,214
                2005                                      8,487


ITEM 8:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

On July 30, 1997 the Registrant engaged Hansen, Barnett & Maxwell ("Hansen") to perform its audits and provide various accounting services thereafter. The Registrant did not consult with Hansen prior to such date regarding any reportable matter.


PART III


ITEM 9: Directors, Executive Officers, Promoters, and Control Persons of the Registrant;

           Compliance with Section 16(a) of the Exchange Act
The names of the executive officers and directors of the Company, their respective ages and positions with the Company, and the dates of their elections to the Board of Directors or as officers are as follows:

    Name            Age  Position with The Company          Date of Election
   ------           ---  -------------------------          ----------------

Jerald L. Nelson    59   President (resigned)               December 1, 1993
                                                            (July 10, 1996)
                         Chairman of the Board              July 10, 1996
                         Director                           January 24, 1994
                         Corporate Treasurer                June 5, 2001

Frank Overfelt      59   Director                           September 29, 1995
                         Chief Operations Officer (acting)  July 10, 1996
                         President & Chief Operating
                         Officer                            August 31, 1998
                         (Resigned as COO)                  (June 5, 2001)

Donald W. Ballash   44   Chief Operations Officer           June 5, 2001
                         Corporate Secretary                June 5, 2001

Eric J. Nickerson   49   Director                           June 29, 1990

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


ITEM 10:  EXECUTIVE COMPENSATION

The following table sets forth all cash compensation for services rendered in all capacities to the Company during the fiscal years ended June 30, 2002, 2001, and 2000 paid to (i) the Company's president and each executive officer whose cash compensation exceeded $100,000, and (ii) all executive officers of the Company as a group. No executive officers salary exceeded $100,000 for the fiscal year.



                               Annual Compensation       /Long Term Compensation      /
                        --------------------------------------------------------------
                                                 /         Awards            /Payouts/
                                                 -------------------------------------
Name                    Year     Salary   Bonus   Other  Restricted Securities  LTIP  All Other
and                     ($)       ($)      ($)    Annual    Stock   Underlying  Pay-   Compen-
Principal                                        Compen-    Awards   Options/   outs   sation
Position                                           ($)                SARs(#)    ($)     ($)
-----------------------------------------------------------------------------------------------

Frank C. Overfelt        2000    76,360    -0-     -0-       -0-      -0-      -0-      3,600
President                2001    57,270    -0-     -0-       -0-      -0-      -0-      5,325
                         2002   104,810    -0-     -0-       -0-      -0-      -0-       -0-


Jerald L. Nelson         2000      -0-     -0-      600      -0-      -0-      -0-       -0-
Chairman of the Board    2001      -0-     -0-     -0-       -0-      -0-      -0-       -0-
Corporate Treasurer      2002      -0-     -0-    1,000    2,703      -0-      -0-       -0-

Donald W. Ballash        2001    61,500    -0-     -0-       -0-      -0-      -0-       250
Chief Operating Officer  2002   102,625    -0-     -0-       -0-      -0-      -0-       -0-
Corporate Secretary

All Executive Officers

(1 person)               2000   76,360     -0-     -0-       -0-      -0-    -0-   3,600
(3 persons)              2001  118,750     -0-     -0-       -0-      -0-    -0-   5,325
(3 persons)              2002  207,434     -0-   1,000     2,703      -0-    -0-    -0-


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

As of August 1, 1999 the company had granted 830,000 options to key employees exercisable at the rate of $.10 per share. 205,000 of these options were forfeited during the fiscal year end at June 30, 2000 and an additional 70,000 were forfeited during the year ended June 30, 2001. Only 605,000 remained outstanding as of September 27, 2002 These options were issued outside of the Incentive Stock Option Plan and authorized by the Board of Directors.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings of common stock as of September 27, 2002 (i) by each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding common stock of the Company, (ii) by each Director, and (iii) by all Directors and officers as a group. Unless otherwise indicated, all shares are owned directly. The percentage calculations for any individual stockholder assume that all outstanding options and warrants held by that stockholder have been exercised in full and that no other stockholder has exercised any outstanding options or warrants.


Name and Address of Beneficial Owner as of September 27, 2002

                              Common (1)        Percent of Shares Outstanding
                              ----------        -----------------------------

Michael R. Carlston 2         4,673,977                     24.17%
Dennis C. Peterson 3          4,220,442                     21.83%
Mark Oldroyd 4                3,975,559                     20.56%
Scott Staker 5                3,975,559                     20.56%
T-Acquisition 6               3,775,559                     19.53%
Eric J. Nickerson 7           2,173,500                     11.24%
Third Century II 7            2,173,500                     11.24%
Jerald L. Nelson 12           1,542,326                      7.98%
Donald W. Ballash 11          1,226,429                      6.34%
Robert Smith 8                1,166,246                      6.03%
Richard Gwinn 9               1,004,920                      5.20%
Frank Overfelt 10               670,204                      3.47%

All Officers and
   Directors                  5,612,459                     29.03%

1. Based on 19,336,205 common shares outstanding and options to acquire 605,000 shares of Common Stock at $0.10 per share.

2. The shares indicated include: (i) 1,734,731 shares of Common Stock beneficially owned by Mr. Carlston (including shares owned by his wife and held in trust for the benefit of his children); (ii) 3,775,559 shares of Common Stock held by T-Acquisition. Mr. Carlson's address is 855 Harwood Dr., Murray, UT 84107

3. Includes 444,883 shares of Common Stock beneficially owned by Mr. Peterson, and 3,775,559 shares of Common Stock held by T Acquisition L.L.C. Mr. Peterson's address is 2508 W. Bueno Vista Dr., W. Jordan, UT 84088

4. Includes 200,000 shares of Common Stock beneficially held by Mr. Oldroyd, including shares held in trust for the Violet Johnson Brown Family Trust. Also includes 3,775,559 shares of Common Stock held by T-Acquisition. Mr. Oldroyd address is 55 North 800 West, Provo, UT 84601

5. Includes 200,000 shares of Common Stock held by Mr. Staker and also includes 3,775,559 shares of Common Stock held by T-Acquisition. Mr. Stakers address is 880 North 98 West #9, Provo, UT 84604

6. A Utah Limited Liability company of which Michael R. Carlston owns or controls 56.7%, Mark Oldroyd owns or controls 32.1%, Dennis C. Peterson owns or controls 6.4% and Scott Staker owns or controls 4.8%. The shares indicated
consist of 3,775,559 shares of Common Stock   The address of TAcquisition is 855
Harwood Dr., Murray, UT 84107.

7. Includes 2,173,500 shares of Common Stock held by Third Century Fund II. Mr. Nickerson is Senior Partner of Third Century Fund II. Mr. Nickerson is also a director of the Company. Mr. Nickerson and Third Century Fund II's address is 1711 Chateau CT., Fallston, MD 21047

8. Includes 1,166,240 shares of Common Stock held by Dr. Smith . Dr. Smiths address is 2291 Greer Rd., Palo Alto CA 94303

9. Includes 1,004,920 shares of Common Stock held by Dr. Gwinn. Dr. Gwinns address is 304 W. Thorn, San Diego, CA 92103

10. Includes 50,000 shares of Common Stock held by IHCG and 620,204 shares of Common Stock held by Mr. Overfelt, Mr. Overfelts address is 4634 So. Ledgemont Dr., Holladay UT 84124

11. Includes 50,000 shares of Common Stock held by IHCG, and 726,429 shares of Common Stock held by Mr. Ballash and options to acquire 450,000 shares of Common Stock at $0.10 per share. Mr. Ballash's address is 9777 So. Dunsinsame Dr., So. Jordan, UT 84095

12. Includes 1,542,326 shares of Common Stock .. Mr. Nelsons address is 207 West Clarendon #3B, Phoenix, AZ 85013


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

PART IV

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

(a)       The following financial statements are included in Part II Item 8:
               Report of Independent Public Accountants
               Balance Sheets as of June 30, 2002 and 2001
               Statements of Operations for the Years Ended June 30, 2002
               and 2001
               Statements of Shareholders' Equity for the Years Ended June 30, 2002 and 2001
               Statements of Cash Flows for the Years ended June 30, 2002 and
               2001

               Notes to Financial Statements

(b)       Reports on Form 8-K

               No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

(c)       Exhibits

          Exhibit 99.1 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         TENET INFORMATION SERVICES, INC.


September 27, 2002            By: /s/ Jerald L. Nelson
                                 ----------------------
                              Jerald L. Nelson, Chairman of the Board
                              Corporate Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person, which include the Chief Operating Officer, and a majority of the Board of Directors, on behalf of the Company and in the capacities and on the dates indicated:


    Signature                        Title                        Date
    ---------                        -----                       ------

/s/ Jerald L. Nelson          Director and Chairman         September 27, 2002
--------------------          Corporate Treasurer
   Jerald L. Nelson           of the Board of Directors


/s/ Donald W. Ballash         Corporate Secretary, Chief    September 27, 2002
---------------------         Operations Officer
    Donald W. Ballash


/s/ Frank C. Overfelt         Director, President           September 27, 2002
---------------------
    Frank C. Overfelt

/s/ Eric J. Nickerson         Director                      September 27, 2002
---------------------
    Eric J. Nickerson



CERTIFICATIONS

I, Frank C. Overfelt, certify that:

     1. I have reviewed this annual report on Form 10-Ksb of Tenet Information Services, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 27, 2002

/S/  Frank C. Overfelt
--------------------------
Frank C. Overfelt
Director, President


I, Jerald L. Nelson, certify that:

     1. I have reviewed this annual report on Form 10-Ksb of Tenet Information Services, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/S/ Jerald L. Nelson
---------------------------
Jerald L. Nelson
Corporate Treasurer, Chairman of the Board




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         TENET INFORMATION SERVICES, INC.


                    By   /s/  Jerald L. Nelson
                         ________________________
                         Jerald L. Nelson, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person, which include the Chief Operating Officer, and a majority of the Board of Directors, on behalf of the Company and in the capacities and on the dates indicated:


     Signature                        Title                  Date


/s/ Jerald L. Nelson
______________________        Chairman of the Board    September 27, 2002
Jerald L. Nelson              Director and Corporate
                              Treasurer

Frank C. Overfelt
_________________________     Director, President      September 27, 2002
Frank C. Overfelt


Donald W. Ballash
_________________________     Corporate Secretary and
Donald W. Ballash             Chief Operating Officer  September 27, 2002


Eric J. Nickerson
______________________        Director                 September 27, 2002
Eric J. Nickerson



CERTIFICATIONS

I, Frank C. Overfelt, certify that:

     1. I have reviewed this annual report on Form 10-Ksb of Tenet Information Services, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: September 27, 2002

/S/  Frank C. Overfelt
--------------------------
Frank C. Overfelt
Director, President



I, Jerald L. Nelson, certify that:

     1. I have reviewed this annual report on Form 10-Ksb of Tenet Information Services, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 27, 2002

/S/ Jerald L. Nelson
---------------------------
Jerald L. Nelson
Corporate Treasurer, Chairman of the Board