Form 10QSB
period 2002-09-30
TENET INFORMATION SERVICES INC
filed 2002-11-12
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)
[ x ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2002

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

                               Commission File No.
                                     0-18113

                        TENET INFORMATION SERVICES, INC.
                        -------------------------------
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

The Company had 19,336,205 shares of common stock outstanding at November 4,
2002

                        Tenet Information Services, Inc.

                                TABLE OF CONTENTS
                                -----------------


PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheet as of September 30, 2002    1

     Condensed consolidated statements of operations for the three
     months ended September 30, 2002 and 2001                         3

     Condensed consolidated statements of cash flows for the three
     months ended September 30, 2002 and 2001                         4

     Notes to condensed consolidated financial statements             6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               7

Item 3.   Controls and Procedures                                     9

PART II   OTHER INFORMATION


Item 1. Litigation                                                    9
Item 2. Changes in Securities                                         9
Item 3. Defaults Upon Senior Securities                               9
Item 4. Submission of Matters to a Vote of Security Holders           9
Item 5. Other Information                                             9
Item 6. Exhibits and Reports on Form 8-K                              9



SIGNATURES                                                           10

CERTIFICATION                                                        11



                          PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                              September 30, 2002
                                              ------------------
CURRENT ASSETS:
 Cash                                             $   25,252
 Accounts receivable, net of allowance for
    doubtful accounts of $7,500                      104,503
 Prepaid expenses                                      2,400
 Work performed in excess of billings                 49,450
                                                  ----------
    Total current assets                             181,605
                                                  ----------

FURNITURE, FIXTURES AND EQUIPMENT                    131,824
 Less accumulated depreciation and
    amortization                                    (115,315)
                                                  ----------
                                                      16,509
                                                  ----------
OTHER ASSETS, NET                                      3,675
                                                  ----------

TOTAL ASSETS                                      $  201,789
                                                  ==========


See the accompanying notes to the condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                   (Unaudited)



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                            September 30, 2002
                                            ------------------
CURRENT LIABILITIES:
 Accounts payable                                 $  103,438
 Accrued expenses                                     75,978
 Accrued interest                                      7,931
 Amounts due to related parties                       47,133
 Deferred revenue                                    160,435
 Billings in excess of costs                          54,072
                                                  ----------

    Total current liabilities                        448,987
                                                  ----------
SHAREHOLDERS' DEFICIT:
 Common stock, $.001 par value;
    100,000,000 shares authorized;
    19,336,205 shares issued                          19,336
 Additional paid-in capital                        4,853,896
 Accumulated deficit                              (5,120,430)
                                                  ----------
     Total shareholders' deficit                    (247,198)
                                                  ----------

 TOTAL LIABILITIES AND SHAREHOLDERS DEFICIT       $  201,789
                                                  ==========

 See the accompanying notes to the condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   For the Three Months Ended
                                          September 30,
                                   -------------------------
                                      2002           2001
                                   ----------     ----------
REVENUES
 SW licenses & support             $  112,274     $  119,995
 Consulting services                   33,182         36,268
                                   ----------     ----------

TOTAL REVENUES                     $  145,456     $  156,263
                                   ----------     ----------

COSTS AND EXPENSES:
 Cost of revenues                      94,544         74,908
 Selling, general and administrative   53,303         45,002
 Software development                  25,131         24,146
                                   ----------     ----------
                                      172,978        144,056
                                   ----------     ----------

INCOME (LOSS) FROM OPERATIONS         (27,522)        12,207
                                   ----------     ----------
OTHER INCOME EXPENSE:
 Interest expense                      (3,857)        (6,310)
                                   ----------     ----------
     Total Other Expense               (3,857)        (6,310)
                                   ----------     ----------

NET INCOME (LOSS)                  $  (31,379)    $    5,897
                                   ==========     ==========

BASIC AND DILUTED EARNINGS
  (LOSS) PER SHARE                 $    (0.00)    $     0.00
                                   ==========     ==========

WEIGHTED AVERAGE NUMBER OF
  SHARES USED IN PER SHARE
  CALCULATION                       19,935,205     19,065,092
                                    ==========     ==========


See the accompanying notes to the condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   For the Three Months Ended
                                          September 30,
                                      2002           2001
                                   ----------     ----------


CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                 $   (31,379) $     5,897
 Adjustments to reconcile net
   income to net cash used in
   operating activities:
    Depreciation                         2,428        2,301
 Changes in assets and liabilities:

       Accounts receivable, net         (9,073)    (159,591)
       Prepaid expenses                  1,900            -
       Work performed in excess
         of billing                    (28,819)      (9,930)
       Accounts payable                (14,539)      (6,055)
       Accrued expenses                  3,726        2,161
       Deferred revenue                  6,836       63,687
Billings in excess of cost              15,587       98,801
                                    ----------   ----------

    Net cash used in
      operating activities             (53,333)      (2,729)
                                    ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Acquisition of furniture, fixtures and
    equipment                                -       (2,347)
                                    ----------   ----------

    Net cash used by investing
      activities                             -       (2,347)
                                    ----------   ----------

See the accompanying notes to the condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                   For the Three Months Ended
                                            September 30,
                                        2002         2001
                                    ----------   ----------


NET INCREASE (DECREASE) IN CASH      (53,333)         (5,076)

CASH, at beginning of period          78,585          37,022
                                   ---------      ----------
CASH, at end of period             $  25,252      $   31,946
                                   =========      ==========


Supplemental disclosure of cash flow information:

 Cash paid during the period
   for interest                     $  2,950      $    5,781
                                    ========      ==========


See the accompanying notes to condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)   Presentation of Interim Financial Statements


The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K filed on September 30, 2002.

In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 2002 and the results of its operations and its cash flows for the three months ended September 30, 2002 and 2001, respectively. The results of operations for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2003.

(2) Basic and Diluted Earnings per Common Share

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. A total of 605,000 potentially issuable common shares were excluded from the calculation of diluted loss per common share at September 30, 2002 and 2001 because the effects would be antidilutive.

(3)  Revenue Recognition

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

Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

General

This discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The Company is engaged in developing and servicing data processing information products used in hospitals. The Company's main product is an emergency department computer system known as EDNet. In addition, the Company also has a consulting group, which conducts efficiency studies in various hospital situations, as well as customizes software solutions to specific hospital requirements.

As of September 30, 2002, the Company had installed its EDNet product to 24 emergency department and urgent care sites. All sites have annual maintenance contracts for continued support and updates. As of September 30, 2002 the Company was in the process of installing EDNet32 upgrades at 5 DOS client sites.

The Consulting division provides consulting support to major hospitals throughout the country. These services consist primarily of cost benefit evaluations, patient classification for nursing, and productivity management for all other departments. Consulting services are charged on a negotiated fee basis. As of September 30, 2002 the Company was providing consulting services to two hospitals.

Results of Operations

For the three months ended September 30, 2002 compared with the three months ended September 30, 2001.

During the three month period ended September 30, 2002, the Company had revenues of $145,456, which represented a 7% decrease from $156,263 for the corresponding period of the prior fiscal year. The sales consisted of EDNet license and support $112,274 (77%), and consulting $33,182 (23%), compared with $119,995
(77%), and $36,268 (23%), respectively, for the corresponding period of the prior fiscal year.

Cost of revenues increased 26% to $94,544 for the three month period ended September 30, 2002 from $74,908 for the corresponding period of the prior year. This increase was directly related to putting more company resources into customer support activities.

Selling, general, and administrative expense increased 18% to $53,303 for the three-month period ended September 30, 2002 from $45,002 for the corresponding period of the previous fiscal year. This increase is primarily due to more management resources being devoted to the sales process for the EDNet product line.

Software development costs increased 4% to $25,131 for the three-month period ended September 30, 2002 from $24,146 for the corresponding period of the prior fiscal year. Development activities are now focused on enhancements to the EDNet software.

The Company had an operating loss of $27,522 for the three-month period ended September 30, 2002 compared with a profit of $12,207 for the corresponding period of the previous year. The lower operating profit reflects the Company's lower revenues as well as higher costs incurred in expanding the sales effort and strengthening the customer support function.

Interest expense decreased to $3,857 for the three-month period ended September 30, 2002 from $6,310 for the corresponding period of the prior year. This decline resulted from a reduction in debt levels from the prior year.

The Company had a net loss of $31,379 or $(0.00) per share for the three month period ended September 30, 2002 compared with a net income of $5,897 or $0.00 per share for the corresponding period of the prior year.

Liquidity and Capital Resources

The Company's primary needs for capital are to fund an increased sales effort and to stay current on its continuing product development. For the three months ended September 30, 2002, net cash used in operating activities was $53,333 as compared to net cash used in operations of $2,729 for corresponding period of the prior year. The Company has sufficient capital for its current operations. However, in order to significantly expand sales, the Company will require additional cash from borrowing or a private placement. At September 30, 2002, the company had total assets of $201,789 and shareholders deficit of $247,198 compared to total assets of $221,558 and shareholders deficit of $215,819 at June 30, 2002, the Company's last fiscal year end. The 9% decrease in assets is primarily the result of a decrease in cash and the increase in work performed in excess of billings. The change in shareholders' deficit is primarily the result of the operating loss for the quarter. The Company did not capitalize any software development costs during the three months ended September 30, 2002.

At September 30, 2002 the Company had a working capital deficit of $267,382 as compared to a working capital deficit of $298,341 at September 30, 2001, an improvement of 10%.

Inflation has not had a significant impact on the Company's operations.

ITEM 3: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


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


Dated: November 11, 2002     TENET INFORMATION
                             SERVICES, INC.


                             /s/Jerald L. Nelson
                             Chairman of the Board of Directors
                             Jerald L. Nelson

                                  Attachment A

                      Form of Certification for Form 10-QSB


                                 CERTIFICATIONS*

I, Frank C. Overfelt, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB Tenet Information Services, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002


/s/__Frank C. Overfelt_________________
                      Frank C. Overfelt
                      Director, President

I, Jerald L. Nelson, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB Tenet Information Services, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002


/s/  Jerald L. Nelson_______________________
                       Jerald L. Nelson
                     Corporate Treasurer,
                     Chairman of the Board