Form 10QSB
period 2002-12-31
TENET INFORMATION SERVICES INC
filed 2003-02-18
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)
[ x ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2002

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

The Company had 19,336,205 shares of common stock outstanding at February 5,
2003




                        Tenet Information Services, Inc.

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheet as of
          December 31, 2002                                        1

          Condensed consolidated statements of operations
          for the three months ended December 31, 2002 and 2001    3

          Condensed consolidated statements of operations for
          the six months ended December 31, 2002 and 2001          4

          Condensed consolidated statements of cash flows for
          the six months ended December 31, 2002 and 2001          5

          Notes to condensed consolidated financial statements     6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            8

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                        12


SIGNATURES                                                        13




                         PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                              December 31, 2002
                                              -----------------
CURRENT ASSETS:
 Cash                                             $   10,569
 Accounts receivable, net of allowance for
    doubtful accounts of $7,500                      117,431
 Work performed in excess of billings                 14,925
    Total current assets                             142,925

                                                  ----------




FURNITURE, FIXTURES AND EQUIPMENT                    135,259
 Less accumulated depreciation and
    amortization                                    (117,598)
                                                  ----------

                                                      17,661
                                                  ----------

OTHER ASSETS, net                                      3,575
                                                  ----------

TOTAL ASSETS                                      $  164,161
                                                  ==========


 See the accompanying notes to the condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                   (Unaudited)



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                              December 31, 2002
                                              -----------------

CURRENT LIABILITIES:
 Accounts payable                                 $   148,122
 Accrued expenses                                      81,168
 Accrued interest                                       8,460
 Amounts due to related parties                        47,596
 Deferred revenue                                     122,891
 Billings in excess of costs                           51,140
                                                  -----------
    Total current liabilities                         459,377
                                                  -----------

SHAREHOLDERS' DEFICIT:
 Common stock, $.001 par value;
    100,000,000 shares authorized;
    19,336,205 shares outstanding                     19,336
 Additional paid-in capital                        4,853,896
 Warrants outstanding                                      -
 Accumulated deficit                              (5,168,448)
                                                  -----------
    Total shareholders' deficit                     (295,216)
                                                  -----------

Total Liabilities and Shareholders Deficit        $  164,161
                                                  ==========




 See the accompanying notes to the condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    For the Three Months Ended
                                            December 31
                                       2002           2001
                                   -----------    -----------

REVENUES                           $   200,973    $   189,601

COSTS AND EXPENSES:
 Cost of revenues                      116,795        111,012
 Selling, general and
  administrative                       106,217         39,416
 Software development                   21,675         29,213
                                   -----------    -----------
                                       244,687        179,650
                                   -----------    -----------

INCOME (LOSS) FROM OPERATIONS          (43,714)         9,951
                                   -----------    -----------

OTHER INCOME (EXPENSE):
 Interest expense                       (4,304)        (4,894)
 Miscellaneous income                        -          -
                                   -----------    -----------
    Other expense, net                  (4,304)        (4,894)
                                   -----------    -----------

NET INCOME (LOSS) before
   Extraordinary item                  (48,018)         5,057
                                   -----------    -----------

Extraordinary Item
  Gain on forgiveness of debt
   (Net of $0 tax effect)                    -         21,625
                                   -----------    -----------

NET INCOME (LOSS)                      (48,018)        26,682
                                   -----------    -----------

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE
    Operations                     $     (0.00)   $      0.00
    Extraordinary item                    0.00           0.00
                                   -----------    -----------

    Total Basic and Diluted
       Earnings (Loss) Per Share   $     (0.00)   $      0.00
                                   ===========    ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES USED IN PER
  CALCULATION                       19,336,205     19,065,892
                                   ===========    ===========

 See the accompanying notes to the condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                   For the Six Months Ended
                                           December 31
                                      2002           2001
                                   -----------    -----------

REVENUES                           $   346,429    $   345,864

COSTS AND EXPENSES:
 Cost of revenues                      211,339        185,929
 Selling, general and administrative   159,520         84,418
 Software development                   46,806         53,359
                                   -----------    -----------
                                       417,665        323,706
                                   -----------    -----------

GAIN (LOSS) FROM OPERATIONS            (71,236)        22,158
                                   -----------    -----------

OTHER INCOME (EXPENSE):
 Interest expense                       (8,161)       (11,204)
 Misc income                                 -              -
                                   -----------    -----------

   Other expense, net                   (8,161)       (11,204)
                                   -----------    -----------

NET INCOME (LOSS) before
   Extraordinary item                  (79,397)        10,954

EXTRAORDINARY ITEM
  Gain on forgiveness of debt                -         21,625
    (net of $0 tax effect)
                                   -----------    -----------

NET INCOME (LOSS)                      (79,397)        32,579

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE
    Operations                     $     (0.00)   $      0.00
    Extraordinary item                    0.00           0.00
                                   -----------    -----------

    Total Basic and Diluted
       Earnings (Loss) Per Share   $     (0.00)   $      0.00

WEIGHTED AVERAGE NUMBER OF         ===========    ===========
  COMMON SHARES USED IN PER
  CALCULATION                       19,336,205     19,065,892
                                   ===========    ===========


 See the accompanying notes to the condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                For the Six Months Ended
                                                     December 31,
                                                  2002           2001
                                               -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                             $   (79,397)   $    32,579
 Adjustments to reconcile net
   loss to net cash (used in) provided
   by operating activities:
    Depreciation                                     4,711          4,600
    Gain on forgiveness of debt                          -        (21,625)
    Changes in assets and liabilities
       Accounts receivable, net                    (22,001)       (39,754)
       Prepaid Expenses                              4,400              -
       Accounts payable                            (30,145)       (27,135)
       Accrued expenses and interest                 9,908        (24,525)
       Deferred revenues                           (30,708)         1,708
       Work performed in excess
         of billings                                 5,706          2,405
       Billings in excess of earned
         revenue                                    12,655         87,337
                                               -----------    -----------

    Net cash from operating activities             (64,581)        15,590
                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of furniture,
      fixtures and equipment                        (3,435)        (4,946)
                                               -----------    -----------

    Net cash from investing activities              (3,435)        (4,946)
                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on notes payable                     $         -    $    (5,000)
 Advances from related parties                           -            841
                                               -----------    -----------

 Net cash from financing activities                      -         (4,159)
                                               -----------    -----------


NET INCREASE (DECREASE) IN CASH                $   (68,016)         6,485

CASH, at beginning of period                        78,585         37,022
                                               -----------    -----------

CASH, at end of period                         $    10,569    $    43,507
                                               ===========    ===========

Supplemental disclosure of cash flow information:

 Cash paid during the period for interest      $     6,066    $     5,467
                                               ===========    ===========

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of June 30, 2002. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2003

NOTE 2 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. A total of 605,000 potentially issuable common shares were excluded from the calculation of diluted earnings (loss) per common share at December 31, 2002 and 2001, because the effects would be anti-dilutive.

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

NOTE 4 - EXTRAORDINARY ITEM

On November 1, 2001, Tenet completed negotiations with a creditor for settlement of a $25,000 note, which was due in two payments of $12,500 on December 31, 2000 and December 31, 2001, respectively. The creditor accepted a one-time $5,000 payment as payment in full of all obligations of the note. This negotiated settlement will result is a one-time extra-ordinary gain of $20,000 plus accrued interest of $1,625 during the quarter ended December 31, 2001.
Item 2:  Management's Discussion and Analysis or Plan of Operation

General

This discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002

The Company is engaged in developing and servicing data processing information products used in hospitals. The Company's main product is an emergency department computer system known as EDNet. In addition, the Company also has a consulting practice which specializes in methods and systems improvements, productivity measurement, cost identification and organizational analysis for all inpatient and outpatient hospital departments, as well as customized software solutions for specific hospital departmental requirements.

As of December 31, 2002, the Company had installed its EDNet product to 24 emergency department and urgent care sites. All sites have annual maintenance contracts for continued support and updates. As of December 31, 2002 the Company was in the process of installing EDNet upgrades at 6 client sites and has received a purchase order from an existing client to install the product at two of their additional sites.

Results of Operations

For the three months ended December 31, 2002 compared with the three months ended December 31, 2001.

During the three-month period ended December 31, 2002, the Company had revenues of $200,973 which represented a 6 percent increase from $189,601 for the corresponding period of the prior fiscal year. The 2002 sales consisted of:

            3-months  % of    3-months     % of    Change in   % Change
             ended    sales     ended     sales      sales     of sales
            12/31/02          12/31/01
            --------  ------  --------    ------   ---------   --------
Emergency   $106,213    53%   $160,565       85%    $(54,352)    (34)%

Consulting  $ 94,760    47%   $ 29,036       15%    $ 65,724      227%
            --------  ------  --------    ------   ---------   --------
            $200,973   100%   $189,601      100%    $ 11,372       6%
            ========  ======  ========    ======   =========   ========

Consulting revenue reflects a new consulting contract with a major hospital as well as follow-on work from an existing client. Emergency Department revenues were weaker due to temporary delays in completing client upgrade work.

Cost of revenues increased 5% to $116,795 for the three-month period ended December 31, 2002 from $111,021 for the corresponding period of the prior fiscal year. The increased sales level required higher costs but the gross margin improved to 42%, in line with historical averages.

Selling, general, and administrative expenses increased 169% to $106,217 for the three-month period ended December 31, 2002 from $39,416 for the corresponding period of the previous fiscal year. This increase reflects higher employment levels and audit related expenses.

Software development costs decreased 26% to $21,675 for the three-month period ended December 31, 2002 from $29,213 for the corresponding period of the prior fiscal year. Development activities are now focused on enhancements to the EDNet product.

The Company had a net operating loss of $(43,714) for the three-month period ended December 31, 2002 compared with an operating net profit of $9,951 for the corresponding period of the previous year. This decline is associated with additional costs and expenses preparing for sales growth.

Interest expense decreased to $4,304 for the three-month period ended December 31, 2001 compared to $4,894 during the prior fiscal year.

The Company's net loss of $48,018 or $(0.00) per share for the three-month period ended December 31, 2002 compared with net income of $26,682 or $0.00 per share for the corresponding period of the previous fiscal year. The net loss for the quarter is a result of the higher expense levels.

For the six months ended December 31, 2001 compared with the six months ended December 31, 2000.

During the six month period ended December 31, 2002, the Company had revenues of $346,429, which represented a 0% increase from $345,864 for the corresponding period of the prior fiscal year. The 2002 sales consisted of:

             6-month           6-month
              ended     % of    ended      % of    Change in      %
            12/31/02   sales   12/31/01    sales     sales      Change
            --------  ------  --------    ------   ---------   --------

Emergency   $218,488    63%   $280,560      81%    $(62,072)      22%

Consulting  $127,941    37%   $ 65,304      19%    $ 62,637       96%
            --------  ------  --------    ------   --------    --------

            $346,429   100%   $345,864     100%    $    565       0%
            ========  ======  ========    ======   ========    ========

While sales were essentially flat, increases in consulting revenue offset the reduction in software activity.

Cost of revenues increased 14% to $211,339 for the six-month period ended December 31, 2002 compared to $185,929 for the corresponding period of the prior fiscal year. The gross margin decreased from 46% of sales to 39% in 2002. The lower margins reflect a higher mix of consulting revenues which are typically more labor intensive than software.

Selling, general, and administrative expenses increased 89% to $159,520 for the six-month period ended December 31, 2002 from $84,418 for the corresponding period of the previous fiscal year. This increase reflects higher employment levels.

Software development expenses decreased 12% to $46,806 for the six-month period ended December 31, 2002 from $53,359 for the corresponding period of the prior fiscal year. Development efforts are now focused on product enhancements to meet customer requirements.

The Company had an operating loss of ($71,236) for the six-month period ended December 31, 2002 compared with an operating income of $22,158 for the corresponding period of the previous year. Increased SG&A expense levels contributed to the increase.

Interest expense decreased to $8,161 for the six-month period ended December 31,
2002  from  $11,204  for the corresponding period of the prior  year.   Interest
expense decreased due to reduction of debt.

Liquidity and Capital Resources

The  Company's primary needs for capital are to fund an increased  sales  effort
and  to  keep  the software products current in the marketplace.   For  the  six
months ended December 31, 2002 operating activities used $64,581 in cash as compared to those same activities providing $15,591 in the six months ended December 31, 2001. The Company has sufficient capital for its current operations. However, in order to significantly expand sales, the Company may require additional cash from an external source. At December 31, 2002 the
Company had total assets of $164,161 and shareholders' deficit of ($295,216) compared to total assets of $221,558 and shareholders' deficit of ($215,819) at June 30, 2002, the Company's last fiscal year end. The decrease in assets is primarily due to an 87% decrease in cash. The increase in shareholders equity is primarily the result of operating losses resulting from higher expense levels in the last six months. The Company did not capitalize any software development costs during the six months ended December 31, 2002 nor did it capitalize any such costs during the prior year.

The Company's cash position decreased 87% during the six month period ended December 31, 2002 to $10,569 down from $78,585 as of June 30, 2002. The Company's working capital deficit was $316,452 at December 31, 2002 as compared to $215,819 at June 30, 2002.

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


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     99    Certification under Section 906 of the Sarbanes-Oxley Act
                (18 U.S.C. Section 1350)




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: February 18, 2003     TENET INFORMATION
                             SERVICES, INC.



                             /s/ Jerald L. Nelson
                             ------------------------
                             Jerald L. Nelson
                             Chairman of the Board of Directors




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: February 18, 2003     TENET INFORMATION
                             SERVICES, INC.


                             /s/ Jerald L. Nelson
                             _______________________
                             Jerald L. Nelson
                             Chairman of the Board of Directors
                             Attachment A





                 Form of Certification for Form 10-QSB

                            CERTIFICATIONS*

I, Frank C. Overfelt, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Tenet Information Services, Inc.;

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


Date:  February 18, 2003


/s/ Frank C. Overfelt
_____________________________________
Frank C. Overfelt
Director, President




                             Attachment A

                 Form of Certification for Form 10-QSB

                            CERTIFICATIONS*

I, Jerald Nelson, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Tenet Information Services, Inc.;

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


Date:  February 18, 2003


/s/ Jerald Nelson
_____________________________________
Jerald Nelson
Corporate Treasurer,
Chairman of the Board