Form 10QSB
period 2003-03-31
TENET INFORMATION SERVICES INC
filed 2003-05-20
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)
[ x ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended  March 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements
for the past 90 days.   Yes   X   No ____

The Company had 19,336,205 shares of common stock outstanding at May 15, 2003

                        Tenet Information Services, Inc.

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheet as of March 31, 2003       1

     Condensed consolidated statements of operations for the
     three months ended March 31, 2003 and 2002                      3

     Condensed consolidated statements of operations for the
     nine months ended March 31, 2003 and 2002                       4

     Condensed consolidated statements of cash flows for the
     nine months ended March 31, 2003 and 2002                       5

     Notes to condensed consolidated financial statements            7


Item 2.   Management's discussion and analysis of
          financial condition and results of operations              9

Item 3.   Controls and procedures                                   12

PART II   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                          12



SIGNATURES                                                          13

                         PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                            March 31, 2003
--------------------------------------------------------------------------

CURRENT ASSETS:
 Cash                                                         $   116,265
 Accounts receivable, net of allowance for
    doubtful accounts of $7,500                                   138,236
 Work performed in excess of billings                              42,216
--------------------------------------------------------------------------
    Total current assets                                          296,717
--------------------------------------------------------------------------



FURNITURE, FIXTURES AND EQUIPMENT                                 136,058
 Less accumulated depreciation and
    amortization                                                 (120,031)
--------------------------------------------------------------------------
                                                                   16,027
--------------------------------------------------------------------------


OTHER ASSETS, net                                                   3,575
--------------------------------------------------------------------------

Total Assets                                                  $   316,319
==========================================================================



See the accompanying notes to condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                   (Unaudited)



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                            March 31, 2003
--------------------------------------------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                             $   149,306
 Accrued expenses                                                  83,365
 Accrued interest                                                  10,649
 Amounts due related parties                                       48,071
 Deferred revenue                                                 132,325
 Billings in excess of costs                                      106,635
--------------------------------------------------------------------------
    Total current liabilities                                     530,351
--------------------------------------------------------------------------

SHAREHOLDERS' DEFICIT:
 Common stock, $.001 par value;
    100,000,000 shares authorized;
    19,336,205 shares outstanding                                  19,336
 Additional paid-in capital                                     4,853,896
 Accumulated deficit                                           (5,087,264)
--------------------------------------------------------------------------
    Total shareholders' deficit                                  (214,032)
--------------------------------------------------------------------------

Total liabilities and shareholders' deficit                   $   316,319
==========================================================================



See the accompanying notes to condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the Three Months Ended
                                                         March 31,
                                                --------------------------
                                                   2003           2002
--------------------------------------------------------------------------

REVENUES                                        $  316,632     $  207,155
--------------------------------------------------------------------------

COSTS AND EXPENSES:
 Cost of revenues                                  143,663         93,677
 Selling, general and administrative                44,687         34,151
 Software development                               41,448         25,606
--------------------------------------------------------------------------
    Total costs and expenses                       229,798        153,434
--------------------------------------------------------------------------

INCOME FROM OPERATIONS                              86,834         53,721
--------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
 Interest expense                                   (5,650)        (3,796)
 Interest income                                         -             87
--------------------------------------------------------------------------
    Other expense, net                              (5,650)        (3,709)
--------------------------------------------------------------------------


NET INCOME                                      $   81,184     $   50,012
==========================================================================

BASIC AND DILUTED INCOME PER SHARE              $     0.00     $     0.00
==========================================================================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES USED IN PER SHARE
 CALCULATION                                    19,336,205     19,065,892
==========================================================================




See the accompanying notes to condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the Nine Months Ended
                                                         March 31
                                                --------------------------
                                                   2003           2002
--------------------------------------------------------------------------

REVENUES                                        $  663,061     $  553,019
--------------------------------------------------------------------------

COSTS AND EXPENSES:
 Cost of revenues                                  355,002        279,606
 Selling, general and administrative               204,207        118,569
 Software development                               88,254         78,965
--------------------------------------------------------------------------
    Total costs and expenses                       647,463        477,140
--------------------------------------------------------------------------

INCOME FROM OPERATIONS                              15,598         75,879

OTHER INCOME (EXPENSE):
 Interest expense                                  (13,811)       (15,334)
 Interest income                                         -            421
--------------------------------------------------------------------------
    Other expense, net                             (13,811)       (14,913)
--------------------------------------------------------------------------


INCOME before extraordinary item                     1,787         60,966
--------------------------------------------------------------------------

Extraordinary item                                       -         21,625
--------------------------------------------------------------------------

Net Income                                      $    1,787     $   82,591
==========================================================================

BASIC AND DILUTED INCOME PER SHARE              $     0.00     $     0.00
==========================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES USED IN PER SHARE
  CALCULATION                                   19,336,205     19,065,892
==========================================================================


   See the accompanying notes to condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 For the Nine Months Ended
                                                          March 31,
                                                 -------------------------
                                                    2003          2002
--------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                      $     1,787    $  82,591
 Adjustments to reconcile net
   loss to net cash (used in) provided
   by operating activities
    Depreciation                                       7,144        7,343
    Gain on forgiveness of debt                            -      (21,625)
    Changes in assets and liabilities
      Deposits & prepaid expenses                      4,400            -
      Accounts receivable, net                       (42,806)     (45,126)
      Work performed in excess of
       billings                                      (21,585)      17,775
      Accrued salaries & benefits                     13,374            -
      Accounts payable                                31,329      (17,861)
      Accrued expenses                                     -      (27,351)
      Deferred revenue                               (21,274)      17,479
      Billings in excess of costs                     68,150        9,704
      Amounts due related parties                      1,395        1,278
--------------------------------------------------------------------------
     Net cash provided by
      operating activities                            41,914       24,207
--------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of furniture, fixtures
      and equipment                                   (4,234)     (15,450)
--------------------------------------------------------------------------
     Net cash used in investing
      activities                                      (4,234)     (15,450)
--------------------------------------------------------------------------


See the accompanying notes to condensed consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATEAD STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                 For the Nine Months Ended
                                                          March 31,
                                                 -------------------------
                                                    2003          2002
--------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Principal payments on short-term debt                     -       (5,000)
--------------------------------------------------------------------------
    Net cash used in financing
      activities                                           -       (5,000)
--------------------------------------------------------------------------

INCREASE IN CASH                                      37,680        3,757

CASH, at beginning of period                          78,585       37,022
--------------------------------------------------------------------------

CASH, at end of period                           $   116,265    $  40,779
==========================================================================



Supplemental disclosure of cash flow information:

 Cash paid during the period
    for interest                                 $     3,316    $   5,468
==========================================================================



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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of June 30, 2002. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2003.

NOTE 2 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. A total of 605,000 potentially issuable common shares were excluded from the calculation of diluted earnings (loss) per common share at March 31, 2003 and 2002, because the effects would be anti-dilutive.

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

As of March 31, 2003, the Company has installed its EDNet product in 24 clients, 19 of which have been upgraded to the EDNet Windows version. In addition, the Company is in the process of upgrading 5 additional current clients. Based on a request from a current client, a new product, named ARCNet, was developed for use in same day surgery and ambulatory care departments. ARCNet was installed at that client site and the product has received interest from other clients. All products/clients have annual maintenance contracts for continued support and updates.

The Consulting division provides consulting support to major hospitals throughout the country. These services consist primarily of cost benefit evaluations, patient classification for nursing, and productivity management for all other departments. Consulting services are charged on a negotiated fee basis.

Results of Operations

For the three months ended March 31, 2003 compared with the three months ended March 31, 2002.

During the three-month period ended March 31, 2003, the Company had revenues of $316,632, which represented a 53% increase from $207,155 for the corresponding period of the prior fiscal year. The 2003 sales consisted of:


                    3-month                3-month
                     ended      % of        ended       % of     Change in
                    3/31/03     sales      3/31/02      sales      sales      % Change
--------------------------------------------------------------------------------------

Emergency         $ 180,349       57%     $  64,048      31%     $ 116,301      182%
Consulting        $ 136,283       43%     $ 143,107      69%     $  (6,824)      (5%)
--------------------------------------------------------------------------------------
                  $ 316,632      100%     $ 207,155     100%     $ 109,477       53%
======================================================================================


The increase in revenue resulted from upgrading software projects and new installations at customer sites.

Cost of revenues increased 53% to $143,663 for the three-month period ended March 31, 2003 from $93,677 for the corresponding period of the prior fiscal year.

Selling, general, and administrative costs increased 31% to $44,687 for the three-month period ended March 31, 2003 from $34,151 for the corresponding period of the previous fiscal year. Software development costs increased 62% to $41,448 for the three-month period ended March 31, 2003 from $25,606 for the corresponding period of the prior fiscal year. The company has elected not to capitalize any of its development expenses. The increases in selling, general and administrative costs and software development costs results from a reallocation of resources.

The Company had $86,834 of income from operations for the three-month period ended March 31, 2003 compared with $53,721 of income from operations for the corresponding period of the previous year. This increase in income from operations was the result of increased sales.

Interest expense increased to $5,650 for the three-month period ended March 31, 2003 from $3,796 for the corresponding period of the prior year.

The Company's net income per share was $0.00 as compared to $0.00 for corresponding period of the previous year.


For the nine months ended March 31, 2003 compared with the nine months ended March 31, 2002.

During the nine month period ended March 31, 2003 the Company had revenues of $663,061 which represents a 20% increase from $553,019 for the corresponding period of the prior fiscal year. The 2003 sales consisted of:


                    9-month                9-month
                     ended      % of        ended       % of     Change in
                    3/31/03     sales      3/31/02      sales      sales     % Change
--------------------------------------------------------------------------------------

Emergency         $ 377,738      57%     $ 344,608       62%     $  33,130      10%
Consulting        $ 285,323      43%     $ 208,411       38%     $  76,912      37%
--------------------------------------------------------------------------------------
                  $ 663,061     100%     $ 553,019      100%     $ 110,042      20%
======================================================================================


This increase in sales was due mainly to the increase in consulting revenues as well as an increase in EDNet upgrades.

Cost of revenues increased 27% to $355,002 for the nine-month period ended March 31, 2003 from $279,606 for the corresponding period of the prior fiscal year.


Selling, general, and administrative costs increased 72% to $204,207 for the nine-month period ended March 31, 2003 from $118,569 for the corresponding period of the previous fiscal year. The increase reflects higher personnel costs.

Software development costs increased 12% to $88,254 for the nine-month period ended March 31, 2003 from $78,965 for the corresponding period of the prior fiscal year. Development efforts are now focused on product enhancements to meet customer requirements.

The Company had $15,598 of income from operations for the nine-month period ended March 31, 2003 compared with $75,879 of income from operations for the corresponding period of the previous year.

Interest expense decreased to $13,811 for the nine-month period ended March 31, 2003 from $15,334 for the corresponding period of the prior year. Interest expense was higher for the nine month period ended March 31, 2002 because of interest that was paid with the retirement of debt.

The Company's net income per share was $0.00 as compared to $0.00 for the corresponding period of the previous year.

Liquidity and Capital Resources

The Company's primary needs for capital are to fund an increased sales effort and to keep the software products current in the marketplace. For the nine months ended March 31, 2003 net cash provided by operating activities was $41,914 as compared to those same activities providing $24,207 in the nine months ended March 31, 2002, an increase of $17,707. The Company has sufficient capital for its current operations. However, in order to significantly expand sales, the Company will require additional cash from an external source. At March 31, 2003, the Company had total assets of $316,319 and shareholders'
deficit of ($214,032) compared to total assets of $221,558 and shareholders' deficit of ($215,819) at June 30, 2002, the Company's fiscal year end. The 1% increase in shareholders equity is primarily the result of operations. The company did not capitalize any software costs during the nine months ended March 31, 2003 nor did it capitalize any such costs during the prior year. The Company's cash position increased by $37,680 during the nine-month period ended March 31, 2003 to $116,265 up from $78,585 as of June 30, 2002. The Company had a working capital deficit of ($233,634) at March 31, 2003 as compared to ($238,431) at of June 30, 2002.

Inflation has not had a significant impact on the Company's operations.


Item 3 - Controls and Procedures.

Jerald Nelson, our Corporate Treasurer and Chairman of the Board, have concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



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


Dated: May 20, 2003          TENET INFORMATION
                             SERVICES, INC.



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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 20, 2003



/s/ Jerald Nelson
_____________________
Jerald Nelson
Corporate Treasurer,
Chairman of the Board