Form 10KSB
period 2003-06-30
TENET INFORMATION SERVICES INC
filed 2003-10-14
CIK 845696

FORM 10-K(SB)

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

       For the fiscal year ended June 30, 2003

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

                                 Common Stock
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  (1)  Yes_ X__  No__   (2)  Yes  X
No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to
this Form 10-KSB [   ].

State issuer's revenues for its most recent fiscal year:$ 897,755

State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. No current market value for common stock within last 60 days.

The number of shares outstanding of the Registrant's Common Stock as of October 13, 2003 was 19,336,205.

                               TABLE OF CONTENTS
                                                                      Page #

PART I

      Item 1     Business                                               1

      Item 2     Properties                                             2

      Item 3     Legal Proceedings                                      2

      Item 4     Submission of Matters to a Vote of Security Holders    3


PART II

      Item 5     Market for the Registrant's Common Equity
                 and Related Stockholder Matters                        3

      Item 6     Management's Discussion and Analysis of Financial      3
                 Condition and Results of Operation

      Item 7     Financial Statements                                   5

      Item 8     Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosure                    6

      Item 8A    Controls and Procedures                                6



PART III

      Item 9 Directors, Executive Officers, Promoters and Control Persons of the Registrant: Compliance with Section
                 16)a) of the Exchange Act                              6

      Item 10    Executive Compensation                                 8

      Item 11    Security Ownership of Certain Beneficial
                 Owners and Management                                 10

      Item 12    Certain Relationships and Related Transactions        11


PART IV

      Item 13    Exhibits and Reports on Form 8-K                      11


SIGNATURES                                                             12


EXHIBITS                                                         Attached

ITEM 1:     BUSINESS

GENERAL

Employees of Telemed who organized the buyout of Telemed's pulmonary and respiratory care information services business incorporated the Company on February 24, 1984. In March 1984, the Company purchased that business for cash and a promissory note.

By 1988, annual revenue had grown to $2.4 million and the Company completed an initial public offering of its common stock through Schneider Securities in 1989. By September 15, 1989, 23 hospitals were using the Company's respiratory care management systems (then referred to as "RCMS") and the Company employed 23 full and part-time employees.

Over time, with improvements in computer hardware and performance, the mini-computer based RCMS product became dated. The last RCMS sale was made in January 1991. In 1994 a new senior management team was put in place. In 1999, based on Y2K issues, a business decision was made to discontinue the RCMS product line.

In the 1995, the Company acquired two complimentary companies; a healthcare consulting company and software to facilitate emergency department patient tracking.

During the fiscal year ended 2003 the Company sold the consulting division and entertained discussions on selling the EdNet product line. Subsequent to June 30, 2003, the company entered into an agreement with Clinical Ventures LLC to sell the EDNet product line pending shareholder approval, which is expected on October 22, 2003.

Due to stagnant market performance over the past several years, the company began reevaluating its strategic alternatives. In May 2003 the company accepted an offer by certain management to re-acquire the healthcare consulting operations.

In July 2003 the company accepted an offer by another software vendor to purchase the companies remaining product line (EDNet) pending shareholder approval.

ACQUISITIONS:

There have been no acquisitions during the years ended 2002 to 2003


MARKETING

Historically the company marketing efforts have been directed to the healthcare industry, particularity major hospitals located throughout the country. The company maintains a website (www.tenetinfo.com) which provides company and product information.

The position of vice president of sales is currently vacant and is being filled by the president and chief operating officer.



PROTECTION OF PROPRIETARY RIGHTS

The Company holds a registered trademark on the name "IntelliChart{trademark}". In addition, the Company expects to seek certain patent, trademark and/or copyright protection in the further development of its new products, if appropriate. The Company has entered into non-disclosure agreements with employees, consultants and customers to protect its proprietary technology.

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

EMPLOYEES

At June 30, 2003, the Company employed four full-time employees, two part-time employee and several independent service contractors. The number of employees and their responsibilities are as follows: Four technical, and two administrative.

COMPETITION

The health care information systems industry is highly competitive. There are many companies of considerable size and expertise that could enter the Company's market for emergency management systems. The Company is aware of competing emergency department information systems.


ITEM 2:     PROPERTIES

The Company's headquarters were relocated to Sandy, Utah in March 2001. The Company leases approximately 1,920 square feet of office space at a total cost of approximately $2,414 per month. This is pursuant to a lease that expires on November 9, 2004.


ITEM 3:     LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, nor to the knowledge of management, is any litigation threatened against the Company.


ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Subsequent to June 30, 2003 a special meeting of shareholders has been scheduled for October 22, 2003. Reference the proxy filing dated September 24, 2003.


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

Just prior to its suspension from NASDAQ on November 1, 1991, the reported closing bid and asked prices of the Company's Common Stock were $.03125 and $.0625, respectively. In 1996 limited public trading of the Company's Common Stock resumed with price quotations available on the over the counter "bulletin board". During fiscal year ended June 30, 2003 a limited number of shares traded on the bulletin board market at a price range of $0.03 to $0.15.

The number of shareholders of record for the Company's Common Stock as of June 30, 2003 was 326, which include depositories and broker/dealers who hold shares of Common Stock in "nominee" or "street" names.


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


Results of Operations

Fiscal 2003 Compared with Fiscal 2002

                                             ACTUAL
REVENUES                     FY 03         FY 02      Increase   % Change

EDNet Systems               $525,856    $ 467,542    $ 58,314       12%
Cost of Revenues            $189,756    $ 225,205    ($35,449)     (16%)
SGA                         $220,387    $ 118,815    $101,572       85%
DEV                         $119,984    $ 104,658    $ 15,326       15%
Discontinued Operations     $ 99,109    $  50,336    $ 48,773       97%
Net Income                  $ 77,474    $  70,890    $  6,584        9%



During fiscal year 2003 the company had revenues of $525,856, which represented an increase of $58,314 or 12% over prior year revenues of $467,542. The additional revenue in 2003 represented upgrades of existing EDNet customers. Cost of revenues declined 16% from $225,205 in 2002 to $189,756 in 2003. The decline was the result of downsizing of the personnel dedicated to operations. The gross margin increased accordingly to 64% from 52% in 2003.

SGA expenses increased 85% to $220,387 in 2003 as compared to $118,815 in 2002. This increase resulted from increased legal expenses associated with the sale of the consulting division and the contemplated sale of the EDNet product line. Software development expenses increased 15% to $119,984 in 2003 from $104,658 in 2002. This increase resulted from the completion of several customer projects.

During the year the company sold the assets of its consulting division to the management team that operated that division. Profits from discontinued operation s in 2003 were $99,109 as compared to $50,336 in 2002, a 97% increase.

Net income for the year was $77,474 or $0.00 per share as compared to $70,890 or $0.00 per share in 2002, an increase of 9%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased from $78,585 at year-end 2002 to $71,250 at year-end 2003. The Company had a working capital deficit of $170,278 as of June 30, 2003, as compared with a deficit of $238,431 as of June 30, 2002 a decline of 29%. Operating activities used $3,101 of cash in 2003 as compared to providing $62,915 in the corresponding period of the prior fiscal year.


The Company's investing activities used $4,234 in 2003 compared with using $17,977 in 2002, a decline of $13,743.

There were no related party advances to the Company during the current year ended June 30, 2003.

While a portion of the current liabilities, approximately $43,500, is owed to present officers and/or directors, there can be no assurances that these officers/directors will not seek payment in the near term.

Inflation has not had a significant impact on the Company's operations.


ITEM 7A:    MARKET RISK SENSITIVE INSTRUMENTS
            N/A


ITEM 7


                TENET INFORMATION SERVICES, INC. AND SUBSIDIARY


                               TABLE OF CONTENTS

                                                                    PAGE

      Report of Independent Certified Public Accountants             F-1

      Consolidated Financial Statements:

            Consolidated  Balance Sheet - June 30, 2003              F-2

            Consolidated Statements of Operations for the Years
               Ended June 30, 2003 and 2002                          F-3

            Consolidated Statements of Shareholders' Deficit for
               the Years Ended June 30, 2002 and 2003                F-4

            Consolidated Statements of Cash Flows for the Years
               Ended June 30, 2003 and 2002                          F-5

      Notes to Consolidated Financial Statements                     F-6

    HANSEN, BARNETT & MAXWELL
    A Professional Corporation
   CERTIFIED PUBLIC ACCOUNTANTS
     5 Triad Center, Suite 750
   Salt Lake City, UT 84180-1128
       Phone: (801) 532-2200
        Fax: (801) 532-7944
          www.hbmcpas.com




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACOUNTANTS



To the Board of Directors and the Stockholders
Tenet Information Services, Inc.


We have audited the accompanying consolidated balance sheet of Tenet Information Services, Inc. (a Utah corporation) and subsidiary as of June 30, 2003, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tenet Information Services, Inc. and subsidiary as of June 30, 2003, and the results of their operations and their cash flows for the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.



                                        /S/  HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
September 5, 2003

                TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2003
                                    ASSETS


CURRENT ASSETS
    Cash                                                         $   71,250
    Accounts receivable                                              91,097
    Note receivable, current portion                                  6,125
                                                                 ----------
         TOTAL CURRENT ASSETS                                       168,472
                                                                 ----------
FURNITURE, FIXTURES AND EQUIPMENT                                    22,392
    Less: accumulated depreciation                                  (13,609)
                                                                 ----------
                                                                      8,783
                                                                 ----------
    OTHER ASSETS
    Note receivable                                                  19,575
    Other assets                                                      3,575
                                                                 ----------
         TOTAL OTHER ASSETS                                          23,150
                                                                 ----------

TOTAL ASSETS                                                     $  200,405
                                                                 ==========

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                             $  145,606
    Accrued expenses                                                 55,898
    Accrued interest                                                 11,391
    Deferred revenue                                                 75,059
    Billings in excess of work performed                              7,290
    Amounts due to related parties                                   43,506
                                                                 ----------
         TOTAL CURRENT LIABILITIES                                  338,750
                                                                 ----------

SHAREHOLDERS' DEFICIT
    Preferred stock, $0.01 par value; 1,000,000
       shares authorized, no shares issued                               -
    Common stock, $0.001 par value; 100,000,000
       shares authorized, 19,336,205 shares issued
       and outstanding                                               19,336
    Additional paid-in capital                                    4,853,896
    Accumulated deficit                                          (5,011,577)
                                                                 ----------

         TOTAL SHAREHOLDERS' DEFICIT                               (138,345)
                                                                 ----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                      $  200,405
                                                                 ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


                                                                     2003         2002
                                                                 -----------   -----------

REVENUES: Software license fees and maintenance                  $   525,856   $   467,542

COST OF REVENUES: Software license fees and maintenance              189,756       225,205
                                                                 -----------   -----------

GROSS PROFIT                                                         336,100       242,337
                                                                 -----------   -----------

OPERATING EXPENSES
   Selling, general and administrative                               220,387       118,815
   Software development                                              119,984       104,658
                                                                 -----------   -----------
      TOTAL OPERATING EXPENSES                                       340,371       223,473
                                                                 -----------   -----------

(LOSS)/INCOME FROM OPERATIONS                                         (4,271)       18,864

OTHER INCOME AND (EXPENSE)
   Interest income                                                       342           511
   Gain on debt forgiveness                                                -        21,625
   Interest expense                                                  (17,706)      (20,446)
                                                                 -----------   -----------
      INCOME (LOSS) FROM CONTINUING OPERATIONS                       (21,635)       20,554
                                                                 -----------   -----------

DISCONTINUED OPERATIONS-Profit from Consulting Division
    (net of gain on sale of assets of $74,804 during the year
      ended June 30, 2003)                                            99,109        50,336
                                                                 -----------   -----------

NET INCOME                                                       $    77,474   $    70,890
                                                                 ===========   ===========

BASIC AND DILUTED EARNINGS PER SHARE                             $      0.00   $      0.00
                                                                 ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   USED IN PER SHARE CALCULATION                                  19,336,205    19,065,892
                                                                 ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

         TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                    FOR THE YEARS ENDED JUNE 30, 2002 AND 2003



                                             COMMON STOCK
                                          -------------------   ADDITIONAL
                                            SHARES                PAID-IN     ACCUMULATED
                                            ISSUED     AMOUNT     CAPITAL       DEFICIT        TOTAL
                                          ----------  --------   ----------   -----------    ---------

BALANCE, JUNE 30, 2001                    19,065,892  $ 19,066   $4,851,463   $(5,159,941)   $(289,412)

Shares issued to director for services       270,313       270        2,433             -        2,703

Net income                                         -         -            -        70,890       70,890
                                          ----------  --------   ----------   -----------    ---------

BALANCE, JUNE 30, 2002                    19,366,205  $ 19,336   $4,853,896   $(5,089,051)   $(215,819)

Net income                                         -         -            -        77,474       77,474
                                          ----------  --------   ----------   -----------    ---------

BALANCE, JUNE 30, 2003                    19,366,205  $ 19,336   $4,853,896   $(5,011,577)   $(138,345)
                                          ==========  ========   ==========   ===========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                                                  2003        2002
                                                                ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $  77,474   $  70,890
   Adjustments to reconcile net income to net
     cash from operating activities:
      Depreciation                                                  9,462      10,145
      Stock issued for services                                     2,703
      Gain on sale of consulting division                         (74,804)          -
      Gain on debt forgiveness                                          -     (21,625)
      Change in assets and liabilities:
         Accounts receivable                                        4,333     (10,797)
         Other assets                                                 100           -
         Prepaid expenses                                           4,300      (2,300)
         Accounts payable                                          66,180     (22,059)
         Accrued expenses                                          (1,042)    (27,522)
         Deferred revenue                                         (78,540)     45,001
         Work performed in excess of billings                      20,631       5,819
         Billings in excess of work performed                     (31,195)     12,660
                                                                ---------   ---------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (3,101)     62,915
                                                                ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of furniture, fixtures and equipment                (4,234)    (17,977)
                                                                ---------   ---------
      NET CASH USED IN INVESTING ACTIVITIES                        (4,234)    (17,977)
                                                                ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on short term debt                                -      (3,375)
                                                                ---------   ---------

      NET CASH USED IN FINANCING ACTIVITIES                             -      (3,375)
                                                                ---------   ---------

NET INCREASE / (DECREASE) IN CASH                                  (7,335)     41,563

CASH AT BEGINNING OF THE YEAR                                      78,585      37,022
                                                                ---------   ---------

CASH AT END OF THE YEAR                                         $  71,250   $  78,585
                                                                =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid for interest                                       $   5,669       1,625
                                                                =========   =========
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Note receivable from sale of consulting division             $  25,700   $       -
   Disposal of furniture, fixtures and equipment                   94,824      20,837


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

On May 23, 2003, Tenet sold the consulting division. Additionally, on July 29, 2003, Tenet executed an Asset Purchase Agreement to sell all assets and operations related to the Company's remaining operations, pending shareholder approval at a special shareholder meeting scheduled for October 22, 2003.

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

BASIS OF PRESENTATION - As noted above, the Company has sold or will sell all of its operating assets, pending shareholder approval, and will become a shell company. Once the asset sale is finalized, the Company will pursue potential acquisitions or business opportunities. The Company has not identified any targets and has not estimated a timetable for completing any such transaction, and cannot provide assurance that it will be able to complete such a transaction. Until the Company completes a transaction, it will generate cash flow primarily by the collection of its notes and accounts receivable and receipt of certain software license fees. The Company anticipates having cash to meet its operational needs for the upcoming year.

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

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Revenues from annual software and maintenance are recognized ratably over the term of each contract. Amounts billed in advance of revenue recognition for software and maintenance are recorded as deferred revenue.

Revenues from consulting services are recognized when the services have been provided.

FURNITURE, FIXTURES AND EQUIPMENT - Furniture, fixtures and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally 3 to 10 years. Depreciation expense was $9,462 and $10,145 for the periods ended June 30, 2003 and 2002, respectively. Maintenance and repairs are charged to expense as incurred and major improvements or betterments are capitalized. Gains or losses on sales or retirements are included in the statement of operations in the year of disposition. Furniture, fixtures and equipment include $21,036 of computer equipment used in operations and $1,356 of other equipment at June 30, 2003.

SOFTWARE DEVELOPMENT COSTS - Costs incurred in creating computer software products are charged to operations as software development expense prior to the development of a detailed program design or a working model. After the detailed program design or working model is established, costs of producing product masters are capitalized as software development costs. The Company had no capitalized software costs at June 30, 2003.

Costs of maintenance and customer support are recognized as expense when the related revenue is recognized or when those costs are incurred, whichever occurs first.

IMPAIRMENT - The Company records impairment losses on property and equipment when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company had no impaired assets at June 30, 2003.

CASH EQUIVALENTS, FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK - Cash Equivalents include highly liquid investments with original maturities of three months or less readily convertible to known amounts of cash.

The estimated fair value of financial instruments is not presented because, in Management's opinion, there is no material difference between carrying amounts and estimated fair values of financial instruments as presented in the accompanying balance sheet.

In the normal course of business, the Company extends credit to its customers. The Company regularly reviews its accounts receivable and makes provisions for potentially uncollectible balances. At June 30, 2003, the Company considered all of their outstanding accounts receivable to be fully collectible, thus no allowance for uncollectible balances was recorded.

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

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



STOCK-BASED COMPENSATION - The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which requires these options and warrants to be accounted for at their fair value.

No stock-based employee compensation cost is reflected in net income, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

                                                         For the Year Ended June 30,
                                                             2003            2002
                                                          ----------      ---------
Net income, as reported                                   $   77,474      $  70,890
Adjust:  Total stock-based employee compensation
 expense determined under fair value based method for
 all awards, including adjustment for forfeited options        8,353         (2,845)
                                                          ----------      ---------
Pro forma net income                                      $   85,827      $  68,045
                                                          ==========      =========
Basic and diluted earnings per common share as reported   $        -      $       -
                                                          ==========      =========
Basic and diluted loss per common share pro forma         $        -      $       -
                                                          ==========      =========


WARRANTY COSTS - A one-year limited warranty from date of first use is provided on sales of software licenses. The terms of the warranty are extended to all periods where the System is covered by an applicable Support Agreement. Warranty costs have not been material in any year presented; accordingly, these costs are expensed when incurred.

BASIC AND DILUTED EARNINGS PER SHARE -Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Potentially issuable common shares which consist of stock options are excluded from the calculation of diluted loss per common share because the effects are anti-dilutive.

NOTE 2 - CONSULTING DIVISION

On May 23, 2003, the Company sold all the assets of the Company's consulting division to a shareholder and former employee of the Company. The sale included all office and computer equipment associated with the consulting division, which had a net book value of $4,926, and the right to pursue work with the Company's consulting division clients. In exchange for the purchase of the consulting division, the Company received a note receivable for $25,700, to be paid quarterly at eight percent interest for the next three years and nine months or fifteen payments and assumed liabilities totaling $54,030. The sale resulted in the recognition of a $74,804 gain. The financial statements present the results from the consulting division as discontinued operations. During the year ended June 30, 2003 and 2002 the consulting division had revenues of $353,899 and 249,463, respectively and income from operations of $24,305 and $50,336, respectively.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3- AMOUNTS DUE TO RELATED PARTIES

Advances from related parties consist of the following at June 30, 2003:


Note payable to a company associated with a shareholder,
  at an interest rate of 8% per annum, balance is due on demand      11,599

Debt payable to officers/shareholders at an interest rate
  of 12%, unsecured, due on demand.                                   5,471

Note payable to an officer and shareholder, at an interest
  rate of 8%, unsecured, due on demand.                              26,436
                                                                  ---------

   AMOUNTS DUE TO RELATED PARTIES                                 $  43,506
                                                                  =========

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

NOTE 4 - INCOME TAXES

No expense for income taxes has been recorded during the years ended June 30, 2003 and 2002. Certain risks exist with respect to the Company's future profitability, and management has concluded that, due to these uncertainties, the related net deferred tax asset may not be realized. Accordingly, a valuation allowance has been recorded to offset the deferred tax asset in its entirety, the valuation allowance decreased by $118,612 and $50,420 during the years ended June 30, 2003 and 2002, respectively. The components of the net deferred tax asset at June 30, 2003 are as follows:

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 Deferred Tax Assets
  Tax net operating loss carry forwards                  $ 1,724,847
  Tax credit carry forwards                                   37,435
  Reserves and accrued liabilities                             4,831
                                                         -----------
 Total Deferred Tax Assets                                 1,767,113

 Valuation Allowance                                      (1,767,113)
                                                         -----------
 Net Deferred Tax Asset                                  $         -
                                                         ===========

As of June 30, 2003, the Company has operating loss carry forwards for federal income tax reporting purposes of approximately $4,624,254 which will expire through 2021. On June 30, 2003 $205,515 in operating loss carry forwards expired, unused.

As of June 30, 2003, the Company had research and development tax credits and investment tax credit carry forwards of approximately $37,435. These credits will expire through fiscal 2006. On June 30, 2003 $14,027 in tax credits expired, unused.

The following is a reconciliation of the income tax at the federal statutory rate of 34% with the provision for income taxes for the years ended June 30, 2003 and 2002:

                                                    For the Year Ended June 30,
                                                       2003           2002
                                                    ----------      ----------
 Income tax expense at statutory rate               $   26,342      $   24,103
 Benefit of operating loss carry forwards              (31,377)        (29,117)
 Non deductible expenses                                 2,478           2,675
 State taxes, net of federal benefit                     2,557           2,339
                                                    ----------      ----------
 Provision for Income Taxes                         $        -      $        -
                                                    ==========      ==========

NOTE 5 - STOCK OPTIONS

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

During fiscal year ended June 2003 and 2002, the Board of Directors did not authorize the issuance of any stock options outside of the Incentive Stock Option Plan to employees of the Company.

A summary of the status of the Company's options outstanding as of June 30, 2003 and 2002, and changes during the years then ended is presented below:

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         For the Year Ended June 30,
                                                       2003                       2002
                                           ---------------------------  --------------------------
                                                          Weighted                   Weighted
                                                      Average Exercise            Average Exercise
                                             Shares        Price         Shares        Price
                                           ---------  ----------------  --------  ----------------
  Outstanding at beginning of year           605,000     $   0.10        605,000     $   0.10
  Granted                                                $    -                -     $    -
  Forfeited                                 (180,000)    $   0.10              -     $    -
                                           ---------                    --------
  Outstanding at end of year                 425,000     $   0.10        605,000     $   0.10
                                           =========                    ========
  Options exercisable                        363,000     $   0.10        242,000     $   0.10
                                           =========                    ========
  Weighted Average Remaining
   Contractual Life                                      1.1 years                   2.1 years
                                                         =========                   =========


NOTE 6-OPERATING LEASE

The Company occupies its facilities under a non-cancelable operating lease that expires in November 2004. Lease expense for fiscal 2003 and 2002 was $29,852 and $26,535, respectively.

Minimum future lease payments under  non-cancelable operating leases as of June
      30, 2003 are as follows:

             Year Ended June 30,
                    2004                                25,214
                    2005                                 8,487

NOTE 7 - SUBSEQUENT EVENT- SALE OF ASSETS TO CLINICAL VENTURES (UNAUDITED)

Subsequent to June 30, 2003, the Company entered into a tentative agreement to sell substantially all of their operating assets to Clinical Ventures for $339,000 as well as accept certain obligations and liabilities of the Company. This agreement is currently pending shareholder approval. As part of the agreement, the Company and Clinical Ventures entered into a Transition Management Services Agreement whereby Clinical Ventures will manage the day-to-day operations of Tenet and the conduct of its business, pending shareholder approval of the above mentioned agreement.

In conjunction with the above agreement, the Company and Clinical Ventures executed a software license agreement pursuant to which Clinical Ventures obtained a non-exclusive right and license to use the Company's EDNet and ARCNet tracking software products. This license agreement allows Clinical Ventures to distribute the software for a period of five years. As part of this license agreement, Clinical Ventures is agreed to pay to the Company 5% of the initial software license fees received by Clinical Ventures during the five year period with respect to new sales or licenses of the EDNet and ARCNet tracking products up to an aggregate of $90,000.

                 TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Below are the carrying amounts, at June 30, 2003, of the major classes of assets and liabilities included in the sale to Clinical Ventures. Also included is the pretax profit/loss and revenues generated from these assets during the years ended June 30, 2003 and 2002, which are included in operations in the accompanying financial statements:


  Assets
     Net property and equipment             $     3,094
  Liabilities
     Deferred revenue                       $    75,059


                           For the Year Ended June 30,
                           ---------------------------
                               2003            2002
                           -----------      ----------

  Revenue                  $   525,856      $  467,542
  Net profit               $    48,465      $   69,029

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 30, 1997 the Registrant engaged Hansen, Barnett & Maxwell ("Hansen") to perform its audits and provide various accounting services thereafter. The Registrant did not consult with Hansen prior to such date regarding any reportable matter.


ITEM 8A.    CONTROLS AND PROCEDURES

Jerald L. Nelson, our President and Corporate Treasurer, performed an evaluation of the Company's disclosure controls and procedures as of June 30, 2003. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Nelson performed his evaluation.


PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT;

             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the executive officers and directors of the Company, their respective ages and positions with the Company, and the dates of their elections to the Board of Directors or as officers are as follows:

    Name           Age   Position with The Company      Date of Election
----------------   ---   -------------------------      ----------------

Jerald L. Nelson   60    President (resigned)           December 1, 1993
                                                        (July 10, 1996)
                         Chairman of the Board          July 10, 1996
                         Director                       January 24, 1994
                         Corporate Treasurer            June 5, 2001
                         President (re-elected)         May 2, 2003

Fred J. Anderson   57    Director, Secretary            May 2, 2003

Eric J. Nickerson  50    Director                       June 29, 1990


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

On July 10, 1996 Jerald L. Nelson resigned as President and Chief Operating Officer and was elected Chairman of the Board of Directors. During the Board of Directors Meeting held May 2, 2003, Mr. Frank Overfelt resigned his positions as president, chief operating officer and director. The remaining directors also acknowledged that Mr. D Ballash had resigned as an employee and officer of the corporation where he had been serving as corporate secretary. Therefore, the board, as permitted by the corporation bylaws, and in order to fill the vacancies caused by Mr. Overfelt's resignation and Mr. Ballash's resignation, appointed Mr. Fred Anderson as Secretary and Chief Operating Officer and Mr. Jerald Nelson as President.

BUSINESS BIOGRAPHIES

      Jerald L. Nelson. Jerald L. Nelson has served as a director, president and chief operating officer of the Company since December 1993. Effective July 10, 1996 Dr. Nelson was appointed Chairman of the Board of Directors, and relinquished his position as President and Chief Operating Officer. On June 5, 2001 the board elected Dr. Nelson to the position of Corporate Secretary. Dr. Nelson received his Ph.D. in Economics from North Carolina State University in 1974. From 1974 to 1984, Mr. Nelson worked or consulted with several Fortune 500 firms, including US Industries, TransWorld Airlines, GTE, Xerox, Pitney Bowes and General Foods. From 1984 until December 1993, Mr. Nelson worked with various businesses as an investment banker and business advisor. He has also consulted with or served on the Board of Directors of numerous Utah firms including Arrow Dynamics, Beacon Financial, Interwest Home Medical, Gentner Communications and One-2-One Communications, where he also served as chairman and chief executive officer. He is currently associated with Brigham Young University as a part time adjunct professor.

      Fred J. Anderson. Fred J. Anderson had served as a Director, Chief Financial Officer and Chairman of the Board between the years of 1984 until his resignation from the Company in 1996. He was reappointed as a Director and Corporate Secretary on May 2, 2003. From 1980 to 1984 Mr. Anderson was Vice President of Finance for Mountain States Resources. Mr. Anderson received a BS in accounting and an MBA from Utah State University. He is currently managing his family business interests.


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


ITEM 10:    EXECUTIVE COMPENSATION

The following table sets forth all cash compensation for services rendered in all capacities to the Company during the fiscal years ended June 30, 2003, 2002, and 2001 paid to (i) the Company's president and each executive officer whose cash compensation exceeded $100,000, and (ii) all executive officers of the Company as a group. No executive officers salary exceeded $100,000 for the fiscal year.


                        Annual Compensation/Long Term Compensation /
                                    /      Awards            /Payouts/

Name                    Year   Salary    Bonus  Other   Restricted ecurities    LTIP   All Other
   and                   ($)     ($)      ($)   Annual    Stock    Underlying   Pay-    Compen-
Principal                                       Compen-   Awards    Options/    outs     sation
Position                                          ($)                SARs(#)     ($)      ($)
------------------------------------------------------------------------------------------------
Frank C. Overfelt       2001    57,270    -0-       -0-       -0-        -0-       -0-     5,325
President (resigned)    2002   104,810    -0-       -0-       -0-        -0-       -0-      -0-
                        2003    75,123    -0-       -0-       -0-        -0-       -0-      -0-


Jerald L. Nelson        2001      -0-     -0-       -0-       -0-        -0-       -0-      -0-
Chairman of the Board   2002      -0-     -0-      1,000     2,703       -0-       -0-      -0-
President               2003     7,365    -0-       -0-       -0-        -0-       -0-      -0-

Donald W. Ballash       2001    61,500    -0-       -0-       -0-        -0-       -0-       250
COO, Secretary          2002   102,625    -0-       -0-       -0-        -0-       -0-      -0-
(Resigned)              2003    72,065    -0-       -0-       -0-        -0-       -0-      -0-

All Executive Officers

(3 persons)             2001   118,750    -0-       -0-       -0-        -0-       -0-     5,325
(3 persons)             2002   207,434    -0-     1,000      2,703       -0-       -0-      -0-
(3 persons)             2003   154,553    -0-       -0-       -0-        -0-       -0-      -0-


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

As of June 30, 2002 there were 605,000 options outstanding. During the year ended 2003 180,000 of these were forfeited leaving 425,000 options outstanding
and 363,000 exercisable at year end.   These options were issued outside of the
Incentive Stock Option Plan and authorized by the Board of Directors.

ITEM 11:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

The following table sets forth the holdings of common stock as of October 13, 2003 (i) by each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding common stock of the Company, (ii) by each Director, and (iii) by all Directors and officers as a group. Unless otherwise indicated, all shares are owned directly. The percentage calculations for any individual stockholder assume that all outstanding options and warrants held by that stockholder have been exercised in full and that no other stockholder has exercised any outstanding options or warrants.

Name and Address of Beneficial Owner as of October 13, 2003

                        Common (1)               Percent of Shares Outstanding

Michael R. Carlston 2   4,673,977                            24.17%
Dennis C. Peterson 3    4,220,442                            21.83%
Mark Oldroyd 4          3,975,559                            20.56%
Scott Staker 5          3,975,559                            20.56%
T-Acquisition 6         3,775,559                            19.53%
Eric J. Nickerson 7     2,173,500                            11.24%
Third Century II 7      2,173,500                            11.24%
Jerald L. Nelson 11     1,542,326                             7.98%
Donald W. Ballash 10    1,046,429                             5.00%
Robert Smith 8          1,166,246                             6.03%
Richard Gwinn 9         1,004,920                             5.20%
Fred J. Anderson 12        263,212                            1.36%

All Officers and
   Directors            3,979,038                            20.58%

------------------------
1. Based on 19,336,205 common shares outstanding and options to acquire 425,000 shares of Common Stock at $0.10 per share.
2. The shares indicated include: (i) 1,734,731 shares of Common Stock beneficially owned by Mr. Carlston (including shares owned by his wife and held in trust for the benefit of his children); (ii) 3,775,559 shares of Common Stock held by T-Acquisition. Mr. Carlson's address is 855 Harwood Dr., Murray, UT 84107
3. Includes 444,883 shares of Common Stock beneficially owned by Mr. Peterson, and 3,775,559 shares of Common Stock held by T Acquisition L.L.C. Mr. Peterson's address is 2508 W. Bueno Vista Dr., W. Jordan, UT 84088
4. Includes 200,000 shares of Common Stock beneficially held by Mr. Oldroyd, including shares held in trust for the Violet Johnson Brown Family Trust. Also includes 3,775,559 shares of Common Stock held by T-Acquisition. Mr. Oldroyd address is 55 North 800 West, Provo, UT 84601
5. Includes 200,000 shares of Common Stock held by Mr. Staker and also includes 3,775,559 shares of Common Stock held by T-Acquisition. Mr. Stakers address is 880 North 98 West #9, Provo, UT 84604
6. A Utah Limited Liability company of which Michael R. Carlston owns or controls 56.7%, Mark Oldroyd owns or controls 32.1%, Dennis C. Peterson owns or controls 6.4% and Scott Staker owns or controls 4.8%. The shares indicated
consist of 3,775,559 shares of Common Stock   The address of T-Acquisition is
855 Harwood Dr., Murray, UT 84107.
7. Includes 2,173,500 shares of Common Stock held by Third Century Fund II. Mr. Nickerson is Senior Partner of Third Century Fund II. Mr. Nickerson is also a director of the Company. Mr. Nickerson and Third Century Fund II's address is 1711 Chateau CT., Fallston, MD 21047
8. Includes 1,166,240 shares of Common Stock held by Dr. Smith . Dr. Smiths address is 2291 Greer Rd., Palo Alto CA 94303
9. Includes 1,004,920 shares of Common Stock held by Dr. Gwinn. Dr. Gwinns address is 304 W. Thorn, San Diego, CA 92103
10. Includes 50,000 shares of Common Stock held by IHCG, and 726,429 shares of Common Stock held by Mr. Ballash and options to acquire 270,000 shares of Common Stock at $0.10 per share. Mr. Ballash's address is 9777 So. Dunsinsane Dr., So. Jordan, UT 84095
11. Includes 1,542,326 shares of Common Stock .. Mr. Nelsons address is 207 West Clarendon #3B, Phoenix, AZ 85013
12.  Mr. Anderson's address is 343 West 4125 North, Pleasant View, UT 84414
---------------------

ITEM 12:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of the Company's last fiscal year, there have been no transactions or series of transactions between the Company and any executive officer, director or 5% beneficial owner of the Company's common stock in which one of the foregoing individuals had an interest of more than $60,000 except the sale of the consulting division to Delta Healthcare Consulting Group (Frank
C. Overfelt).

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


PART IV

ITEM 13:    EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following financial statements are included in Part II Item 7:
               Report of Independent Public Accountants
               Balance Sheets as of June 30, 2003 and 2002
               Statements of Operations for the Years Ended June 30, 2003
               and 2002
               Statements of Shareholders' Equity for the Years Ended June 30, 2003 and 2002
               Statements of Cash Flows for the Years ended June 30, 2003 and 2002

               Notes to Financial Statements

(b)      Reports on Form 8-K

         An 8-K report was filed on June 9, 2003

(c)      Exhibits

         Exhibit 31  Certification under Section 302 of the Sarbanes-Oxley Act
         Exhibit 32  Certification under Section 906 of the Sarbanes-Oxley Act

(d)      Proxy Statement filed September 24, 2003



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TENET INFORMATION SERVICES, INC.

October 13, 2003              By:/s/Jerald L. Nelson
                              ----------------------
                              Jerald L. Nelson, Chairman of the Board
                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person, which include the Chief Operating Officer, and a majority of the Board of Directors, on behalf of the Company and in the capacities and on the dates indicated:


    Signature                   Title                        Date

/s/ Jerald L. Nelson    Director and Chairman          October 13, 2003
Jerald L. Nelson        of the Board of Directors
                        President

/s/ Fred J. Anderson    Corporate Secretary,           October 13, 2003
Fred J. Anderson

/s/ Eric J. Nickerson   Director
Eric J. Nickerson                                      October 13, 2003