Form 10QSB
period 2003-09-30
TENET INFORMATION SERVICES INC
filed 2003-11-13
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 (Mark One)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003

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

The Company had   966,756 shares of common stock outstanding at November 4,
2003

Transitional Small Business Disclosure Format (Check one)   Yes_ _  No    X

                       Tenet Information Services, Inc.

                               TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION


Item 1.Financial Statements (Unaudited)

      Condensed consolidated balance sheet as of September 30, 2003........  1

      Condensed consolidated statements of operations for the three months ended September 30, 2003 and 2002.............................  2

      Condensed consolidated statements of cash flows for the three months ended September 30, 2003 and 2002.............................  3

      Notes to condensed consolidated financial statements.................  4


Item 2.Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................  6

Item 3     Controls Procedures.............................................  8

PART II    OTHER INFORMATION

Item 1. Litigation.........................................................  8
Item 2. Changes in Securities..............................................  8
Item 3. Defaults Upon Senior Securities....................................  8
Item 4. Submission of Matters to a Vote of Security Holders................  8
Item 5. Other Information.................................................. 10
Item 6. Exhibits and Reports on Form 8-K................................... 10


SIGNATURES................................................................. 11

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

                TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                    ASSETS
                                                 September 30, 2003

CURRENT ASSETS:
  Cash                                                   $     60,269
  Accounts receivable                                           9,850
  Note receivable, current portion                              6,247
  Assets held for sale                                          3,092
                                                         ------------
     Total current assets                                      79,458

FURNITURE, FIXTURES AND EQUIPMENT                              11,653
  Less: accumulated depreciation                               (6,803)
                                                         ------------
                                                                4,850

OTHER ASSETS
  Note receivable                                              17,967
  Other assets                                                  3,575
                                                         ------------
     Total other assets                                        21,542
                                                         ------------
TOTAL ASSETS                                             $    105,850
                                                         ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                       $     88,930
  Accrued expenses                                             67,243
  Accrued interest                                             12,147
  Amounts due to related parties                               43,902
  Deferred revenue                                             42,489
                                                         ------------
     Total current liabilities                                254,711
                                                         ------------
SHAREHOLDERS' DEFICIT:
  Common stock, $.001 par value;
     100,000,000 shares authorized;
     966,756 shares issued and
     outstanding                                                  967
  Additional paid-in capital                                4,872,265
  Accumulated deficit                                      (5,022,093)
                                                         ------------
     Total shareholders' deficit                             (148,861)
                                                         ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT            $    105,850
                                                         ============


   See the accompanying notes to unaudited condensed consolidated financial statements

                TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                             For the Three Months Ended
                                                                    September 30,
                                                                ----------------------
                                                                  2003         2002
                                                                ---------    ---------
COSTS AND EXPENSES:
Selling, general and administrative                             $  10,721    $  23,457
                                                                ---------    ---------
LOSS FROM OPERATIONS                                              (10,721)     (23,457)

OTHER INCOME (EXPENSE):
Interest expense                                                  (2,051)       (3,857)
Interest income                                                      597             -
                                                                ---------    ---------
Other Expense, net                                                 (1,454)      (3,857)
                                                                ---------    ---------

NET LOSS FROM CONTINUING OPERATIONS                             $ (12,175)   $ (27,314)
                                                                ---------    ---------

DISCONTINUED OPERATIONS
  Consulting line                                                     -0-         (927)
  EDNet Product line                                                1,659       (3,138)
                                                                ---------    ---------
NET INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                                           1,659       (4,065)
                                                                ---------    ---------

NET LOSS                                                        $ (10,516)   $ (31,379)
                                                                =========    =========

BASIC AND DILUTED LOSS
  PER SHARE FROM:
    Continuing operations                                       $   (0.01)   $   (0.03)
    Discontinued operations                                             -            -
                                                                ---------    ---------
       TOTAL BASIC AND DILUTED
         LOSS PER SHARE                                         $   (0.01)   $   (0.03)
                                                                =========    =========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES USED IN PER SHARE CALCULATION                            966,756      966,756
                                                                =========    =========

   See the accompanying notes to unaudited condensed consolidated financial statements

                TENET INFORMATION SERVICES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                             For the Three Months Ended
                                                                    September 30,
                                                                ----------------------
                                                                  2003          2002
                                                                ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (10,516)   $ (31,379)
  Adjustments to reconcile net loss to net
   cash from operating activities:
     Depreciation                                                     841        2,428
     Changes in assets and liabilities
        Work performed in excess
          of billings                                                   -      (28,819)
        Accounts receivable                                        81,247       (9,073)
        Accounts payable                                          (56,676)     (14,539)
        Accrued expenses                                           12,497        3,726
        Prepaid expenses                                                -        1,900
        Deferred revenue                                          (32,570)       6,836
        Billings in excess of cost                                 (7,290)      15,587
                                                                ---------    ---------
     Net cash from
       operating activities                                       (12,467)     (53,333)
                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments from note receivable                                     1,486            -
                                                                ---------    ---------
     Net cash from investing
     activities                                                     1,486            -
                                                                ---------    ---------
NET DECREASE IN CASH                                              (10,981)     (53,333)

CASH, at beginning of period                                       71,250       78,585
                                                                ---------    ---------
CASH, at end of period                                          $  60,269    $  25,252
                                                                =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                        $     898    $   2,950
                                                                =========    =========



    See the accompanying notes to unaudited condensed consolidated financial statements.

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

In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 2003 and the results of its operations and its cash flows for the three months ended September 30, 2003 and 2002 respectively. Because of the sale of the consulting division and the EDNet product line, the results of operations for the three-month period ended September 30, 2003 are not indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2004.

(2)   Stock-Based Compensation

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


                                                             For the Three Months Ended
                                                                     September 30,
                                                            ---------------------------
                                                                   2003          2002
                                                            ------------   ------------
Net loss, as reported                                       $    (10,516)  $    (31,379)
Adjust:  Total stock-based employee compensation
 expense determined under fair value based method for
 all awards, including adjustment for forfeited options             (365)        (1,707)
                                                            ------------   ------------
Pro forma net loss                                          $    (10,881)  $    (33,086)
                                                            ============   ============
Basic and diluted earnings per common share as reported     $      (0.01)  $      (0.03)
                                                            ============   ============

Basic and diluted loss per common share pro forma           $      (0.01)  $      (0.03)

                                                            ============   ============


(3)   Change in Estimate

At the end of its previous fiscal year, the Company accrued its legal costs for the fourth quarter. In the first quarter of the year, the Company established actual legal costs for the previous quarter and adjusted its obligation for payment of legal expense to the actual amount due, resulting in a one-time decrease in the current period's legal expenses and associated operating costs of $19,471. The Company has accounted for this as a change in accounting estimate.


(4)   Basic and Diluted Loss Per Share

Basic earnings per common share are computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. A total of 21,250 and 30,250 post-split stock options were excluded from the calculation of diluted loss per common share at September 30, 2003 and 2002 respectively, because the effects would be antidilutive.

(5)   Sale of Consulting Division Assets

On May 23, 2003, the Company sold all the assets of the Company's consulting division to a shareholder and former employee of the Company. The financial statements present the results from the consulting division as discontinued operations.

During the quarter ended September 30, 2002, the consulting division had revenues of $33,182 and losses from operations of $927, respectively.

(6)   Subsequent Events

Sale of EDNet Assets

On July 29, 2003, the Company entered into an asset purchase agreement to sell all of the assets of the EDNet product line to ClinicalVentures, L.C. The sale of assets closed on October 22, 2003 following a special shareholder meeting at which the transaction was approved by the shareholders of the Company. As a result of the sale of the EDNet product line to ClinicalVentures, the Company currently has no operations. ClinicalVentures purchased all office and computer equipment associated with the EDNet product line, which had a net book value of $3,092 and the right to pursue work with the Company's EDNet product line clients in exchange for $339,000 in cash as well as accepting certain obligations and liabilities of the Company. The purchaser assumed the obligation to support all ongoing maintenance contracts currently in force with EDNet clients.

In conjunction with the above agreement, the Company and ClinicalVentures executed a software license agreement pursuant to which ClinicalVentures obtained a non-exclusive right and license to use the Company's EDNet and ARCNet tracking software products. This license agreement allows ClinicalVentures to distribute the software for a period of five years. As part of this license agreement, ClinicalVentures agreed to pay to the Company 5% of the initial software license fees received by ClinicalVentures during the five year period with respect to new sales or licenses of the EDNet and ARCNet tracking products up to an aggregate of $90,000.

The deferred maintenance revenue liability of $42,489 as of September 30, 2003 represents unrealized revenue associated with the maintenance contracts for the EDNet product line. As part of the sale, ClinicalVentures assumed liability for all maintenance support of the EDNet product line without further compensation from the Company. As a result, the Company will recognize $42,489 of revenue on October 22, 2003, the date of the closing.

During the quarters ended September 30, 2003 and September 30, 2002, the EDNet product line had revenues of $ 31,650 and $ 112,274 and income from operations of $ 1,657 for the three months ended September 30, 2003 and a loss from operations of $ 3,138 for the three months ended September 30, 2002.

Reverse Stock Split

At the special shareholder meeting on October 22, 2003, the shareholders approved a 1 for 20 reverse stock split of the Company's common stock and common stock options. As a result of the reverse split, the Company has 966,756 outstanding shares of stock, after adjustments for fractional shares. The reverse stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

Development Stage Company

Based on the sale of all operating assets the Company has become a development stage company and reporting subsequent to October 22, 2003 will be on a Development Stage basis.



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

This discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10Ksb for the fiscal year ended June 30, 2003.

As a result of the sale of all remaining operations on October 22, 2003, Tenet has become a development stage company. The Company is actively seeking business opportunities.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

During the three month period ended September 30, 2003, the Company had operating expenses of $10,721 which represents a 54% decrease from $23,457 for the corresponding period of the prior fiscal year. The major reason for the decrease is the reduced administrative costs required to support the Company in its developmental stage.

Interest expense decreased to $2,051 for the three-month period ended September 30, 2003 from $3,857 for the corresponding period of the prior year. This decline resulted from a reduction in debt levels from the prior year.

The Company had net operating losses from continuing operations of $12,175 for the three-month period ended September 30, 2003 compared with a net loss of $27,314 for the corresponding period of the prior year.

The Company recorded net income from discontinued operations of $1,659 for the three-month period ended September 30, 2003 compared with a net loss of $4,065 for the corresponding period of the prior year.

The Company recorded net losses of $10,516 or $0.01 per share for the three month period ended September 30, 2003 compared with a net losses of $31,379 or $0.03 per share for the corresponding period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for capital are to fund ongoing administrative expenses while the Company seeks and evaluates new business opportunities. The Company anticipates sufficient capital for its current operations but if a merger or similar business combination arose, additional capital may need to be raised.
..

At September 30, 2003 the Company had a working capital deficit of ($175,253) as compared to a working capital deficit of ($267,382) at September 30, 2002, an improvement of 34%.

Inflation has not had a significant impact on the Company's operations.

Item 3 - Controls and Procedures

(a) Evaluation of disclosure controls and procedures- Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report of Form 10-Qsb such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting- During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II      OTHER INFORMATION

Item 1.Litigation                           N/A

Item 2.Changes in Securities                N/A

See information below in Item 4 on one-for-twenty reverse stock split approved by shareholders at a Special Shareholder Meeting on October 22, 2003.

Item 3.Defaults Upon Senior Securities      N/A

Item 4.Submission of Matters to Vote of
           Security Holders


SPECIAL SHAREHOLDER MEETING

The Company held a special shareholder meeting on October 22, 2003 in Salt Lake City. The purpose of the meeting was to consider and vote on the following six proposals presented to shareholders and contained in the definitive proxy statement mailed to each shareholder and filed with the Securities and Exchange
Commission:

1. Approval of that certain Asset Purchase Agreement by and between Tenet and ClinicalVentures, L.L.C. ("ClinicalVentures") and dated August 1, 2003 (the "Asset Purchase Agreement") and the sale of substantially all of the Company's operating assets and the assignment of certain liabilities (the "Transaction") pursuant to the Asset Purchase Agreement.;

2. Approval of a resolution authorizing shareholders to take action by the written consent of fewer than all of the shareholder entitled to vote with respect to the action, to the fullest extent permitted by Utah corporate law (the "Written Consent Resolution") and approval of an amendment to the Articles of Incorporation allowing such action;

3. Approval of a resolution authorizing a one-for-twenty reverse stock split of the outstanding shares of common stock, (the "Reverse Stock Split Resolution") to take effect upon the filing of the Amended and Restated Articles with the Utah Department of Commerce, Division of Corporations and Commercial Code and approval of an amendment to the Articles of incorporation allowing such action;

4. Approval of amendments to the Company's Articles of Incorporation, which amendments will include the following:

a. Elimination of Articles VI of the Company's Articles of Incorporation, which provides that Tenet may acquire its own shares. All rights and restrictions in Article VI are provided to Tenet in the Utah Revised Business Corporations Act (the "Act") making this Article unnecessary, and

b. Elimination of Article VII of the Company's Articles of Incorporation, which provides that Tenet may make distributions to shareholders. All rights and restrictions in Article VII are provided to Tenet in the Act, making this Article unnecessary;

5. Approval of amendments to the Company's Articles of Incorporation, which amendments will include the following:

a. Elimination of Article II, which provides that Tenet shall exist indefinitely. Under the "Act", every corporation has perpetual duration, making this article unnecessary;

b. Modification to Article III which defines Tenet's purpose. The modification eliminates references to computer systems related to the medical and health fields and allows Tenet to engage in any acts, activities and pursuits for which a corporation may be organized under the Act;

c. Deletion of references to the Utah Business Corporation Act, substituting references to the Utah Revised Business Corporation Act (this modification allows the Articles of Incorporation to be consistent with the State of Utah's adoption of a revised act, the renumbering of articles to be consistent with the deletion of articles), and the restatement of the Articles of Incorporation (the "Amended and Restated Articles") by incorporating in a single document the amendments approved and adopted by our shareholders at the Special Meeting, as well as all prior provisions still in effect.

6. Election of three (3) directors to the Tenet Board of Directors, each to serve for a one year term expiring at our annual meeting in 2004, and with three nominees for those positions presented by the Board (the "Director Nominees").

All six proposals were approved by shareholders at the special meeting. The directors of the Company have directed company personnel to take all actions necessary to implement the changes required by the approval of the proposals.


Item 5.Other Information                           N/A

Item 6.Exhibits and Reports on Form 8-K
   (i)  Exhibits

        Exhibit No.      Description
        --------------- -----------------
           31           Certification required under Section 302 of Sarbanes-.
                          Oxley Act of 2002

           32           Certification required under Section 906 of Sarbanes-.
                          Oxley Act of 2002
   (ii) Reports on Form 8-K
        None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 13, 2003           TENET INFORMATION
                                     SERVICES, INC.


                                     /s/  Jerald L. Nelson
                                     ----------------------------------
                                     Chairman of the Board of Directors
                                     Jerald L. Nelson