Form 10QSB
period 2003-12-31
TENET INFORMATION SERVICES INC
filed 2004-02-17
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[ x ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

(801) 568-0898

(Issuer’s telephone number)

Changed

Check whether the Issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No

(2)  Yes  X      No___

The Company had 966,860 shares of common stock outstanding at February 16, 2004

TENET INFORMATION SERVICES, INC.

(A Development Stage Company)

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet as of December 31, 2003

1

Condensed Consolidated Statements of Operations for the Three

Months Ended December 31, 2003 and 2002

2

Condensed Consolidated Statements of Operations for the Six Months

Ended December 31, 2003 and 2002 and for the Period October 23,

2003 (Date of Inception of Development Stage) through December

31, 2003

3

Condensed Consolidated Statements of Cash Flows for the Six Months

Ended December 31, 2003 and 2002 and for the Period October 23,

2003 (Date of Inception of Development Stage) through December

31, 2003

4

Notes to Condensed Consolidated Financial Statements

5

Item 2.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

8

Item 3.

Controls and Procedures

9

PART II

OTHER INFORMATION

Item 1.

Litigation

9

Item 2.

Changes in Securities

9

Item 3.

Defaults Upon Senior Securities

9

Item 4.

Submission of Matters to a Vote of Security Holders

9

Item 5.

Other Information

    11

Item 6

Exhibits and Reports on Form 8-K

    11

SIGNATURES

    12

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

TENET INFORMATION SERVICES, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED  BALANCE SHEET

(Unaudited)

ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

December 31, 2003
Current Assets
Cash	$ 285,318
Accounts receivable	11,461
Note receivable - current portion	6,122

Total current assets	302,901

Furniture, Fixtures And Equipment	5,632
Less accumulated depreciation and amortization	(3,860)
Net furniture, fixtures and equipment	1,772

Other Assets
Note receivable - long term portion	16,576
Other assets	3,575
Net other assets	20,151

Total Assets	$ 324,824

Current Liabilities
Accounts payable	$ 69,855
Accrued expenses	46,694
Accrued interest	12,919
Amounts due to related parties	44,138
Total current liabilities	173,606

Shareholders' Equity
Common stock, $.001 par value; 100,000,000 shares authorized; 966,860 shares outstanding	967
Additional paid-in capital	4,872,265
Deficit accumulated prior to date of inception of the development stage	(4,697,885)
Deficit accumulated from date of inception of the development stage	(24,129)
Total shareholders’ equity	151,218

Total Liabilities and Shareholders Equity	$ 324,824

See the accompanying notes to the condensed consolidated financial statements.

TENET INFORMATION SERVICES, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31
	2003	2002
Operating Expenses
Selling, general and administrative	$ 35,394	$ 28,826

Loss From Operations	(35,394)	(28,826)

Other Income (Expense)
Interest income	744	7
Interest expense	(1,079)	(4,309)
Total other expense, net	(335)	(4,302)

Net Loss From Continuing Operations	(35,729)	(33,128)

Income (Loss) From Discontinued Operations (Net of gain on sale of EdNet of $308,359 for the three months ended December 31, 2003, net $0 in income taxes)	335,808	(14,890)

Net Income (Loss)	$ 300,079	$ (48,018)

Basic And Diluted Earnings (Loss) Per Share
Continuing operations	$ (0.04)	$ (0.04)
Discontinued operations	0.35	(0.01)
Total Basic And Diluted Earnings (Loss) Per Share	$ 0.31	$ (0.05)

Weighted Average Number Of Common Shares Used In Per Share Calculation	966,860	966,860

See the accompanying notes to the condensed consolidated financial statements.

TENET INFORMATION SERVICES, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended December 31		For the Period October 23, 2003 (Date of Inception of Development Stage) Through December 31, 2003
	2003	2002
Operating Expenses
Selling, general and administrative	$ 46,115	$ 53,275	$ 23,835

Loss From Operations	(46,115)	(53,275)	(23,835)

Other Income (Expense)
Interest income	1,341	84	732
Interest expense	(3,130)	(8,244)	(1,026)
Total other expense, net	(1,789)	(8,160)	(294)

Net Loss From Continuing Operations	(47,904)	(61,435)	(24,129)

Income (Loss) From Discontinued Operations Net of gain on sale of EdNet of $308,359 for the six months ended December 31, 2003, net $0 in income taxes)	337,467	(17,962)	–

Net Income (Loss)	$ 289,563	$ (79,397)	$ (24,129)

Basic And Diluted Earnings (Loss) Per Share
Continuing operations	$ (0.05)	$ (0.06)
Discontinued operations	0.35	(0.02)
Total Basic And Diluted Earnings (Loss) Per Share	$ 0.30	$ (0.08)

Weighted Average Number Of Common Shares Used In Per Share Calculation	966,860	966,860

See the accompanying notes to the condensed consolidated financial statements.

TENET INFORMATION SERVICES, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31		For the Period October 23, 2003 (Date of Inception of Development Stage) Through December 31, 2003
	2003	2002
Cash Flows From Operating Activities
Net income (loss)	$ 289,563	$ (79,397)	$ (24,129)
Adjustments to reconcile net income or (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	1,170	4,711	–
Gain on sale of discontinued EdNet	(308,359)	–	–
Changes in assets and liabilities
Accounts receivable	79,636	(22,001)	(1,611)
Prepaid Expenses	–	4,400	–
Accounts payable and accrued expenses	(107,595)	40,053	(31,850)
Deferred revenues	(75,059)	(30,708)	–
Work performed in excess of billings	–	5,706
Billings in excess of earned revenue	(7,290)	12,655	–
Net cash from operating activities	(127,934)	(64,581)	(57,590)

Cash Flows From Investing Activities
Acquisition of furniture, fixtures and equipment	–	(3,435)	–
Proceeds from sale of EdNet	339,000	–	–
Collections from note receivable	3,002	–	1,516
Net cash from investing activities	342,002	(3,435)	1,516

Net Increase (Decrease) In Cash	214,068	(68,016)	(56,074)

CASH, at beginning of period	71,250	78,585	341,392

CASH, at end of period	$ 285,318	$ 10,569	$ 285,318

Cash Paid During the Period for Interest	$ 969	$ 3,316

See the accompanying notes to the condensed consolidated financial statements.

TENET INFORMATION SERVICES, INC.

(A Development Stage Company)

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

In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position at December 31, 2003 and the results of its operations and its cash flows for the three months and six months ended December 31, 2003 and 2002 respectively.  Because of the sale of the consulting division and the EDNet product line, the results of operations for the three-month and six month period ended December 31 2003 are not indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2004.

(1)

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2003	2002	2003	2002
Net income (loss), as reported	$ 300,079	$ (48,018)	$ 289,563	$ (79,397)
Adjust: Total stock-based employee compensation
expense determined under fair value based method
for all awards, including adjustment for forfeited options	(157)	(1,373)	(522)	(3,080)
Pro forma net income (loss)	$ 299,922	$ (49,391)	$ 289,041	$ (82,477)

Basic and diluted earnings (loss) per common share
as reported	$ 0.31	$ (0.05)	$ 0.30	$ (0.08)

Basic and diluted earnings (loss) per common share
pro forma	$ 0.31	$ (0.05)	$ 0.30	$ (0.09)

(3)

Change in Estimate

At the end of its previous fiscal year, the Company accrued its legal costs for the fourth quarter.  In the first quarter of the year, the Company established actual legal costs for the previous quarter and adjusted its obligation for payment of legal expense to the actual amount due, resulting in a one-time decrease in the current period’s legal expenses and associated operating costs of $19,471. The Company has accounted for this as a change in accounting estimate.

(4)

Basic and Diluted Loss Per Share

Basic earnings per common share are computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.  A total of 21,250 and 30,250 post-split stock options were excluded from the calculation of diluted loss per common share at December 31, 2003 and 2002 respectively, because the effects would be antidilutive.

(5)

Sale of Consulting Division Assets and EDNet Assets

On May 23, 2003, the Company sold all the assets of the Company’s consulting division to a shareholder and former employee of the Company.

On July 29, 2003, the Company entered into an asset purchase agreement to sell all of the assets of the EDNet product line to ClinicalVentures, L.C.  The sale of assets closed on October 22, 2003 following a special shareholder meeting at which the transaction was approved by the shareholders of the Company.  As a result of the sale of the EDNet product line to ClinicalVentures, the Company currently has no operations. ClinicalVentures purchased all office and computer equipment associated with the EDNet product line, which had a net book value of $3,092 and the right to pursue work with the Company’s EDNet product line clients in exchange for $339,000 in cash as well as accepting certain obligations and liabilities of the Company.  The purchaser assumed the obligation to support all ongoing maintenance contracts currently in force with EDNet clients.

In conjunction with the above agreement, the Company and ClinicalVentures executed a software license agreement pursuant to which ClinicalVentures obtained a non-exclusive right and license to use the Company’s EDNet and ARCNet tracking software products.  This license agreement allows ClinicalVentures to distribute the software for a period of five years.  As part of this license agreement, ClinicalVentures agreed to pay to the Company 5% of the initial software license fees received by ClinicalVentures during the five-year period with respect to new sales or licenses of the EDNet and ARCNet tracking products up to an aggregate of $90,000.

The financial statements present the results from the consulting division and the EDNET product line as discontinued operations.

During the six months ended December 31, 2003 and 2002 respectively, the company’s discontinued operations had revenues of $74,139 and $312,917 and income or (losses) from operations of $29,108 and $(17,962).

Based on the sale of all operating assets the Company has become a development stage company and reporting subsequent to October 22, 2003 is on a Development Stage basis.

(6)

Stock Split

At the special shareholder meeting on October 22, 2003, the shareholders approved a 1 for 20 reverse stock split of the Company’s common stock and common stock options.  As a result of the reverse split, the Company has 966,860 outstanding shares of stock, after adjustments for fractional shares. The reverse stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion contains forward-looking statements that include, but are not limited to, the Company's expectations regarding its future financial condition and operating results, product development, business and growth strategy, market conditions and competitive environment.  The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors disclosed in this document.

This discussion should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003

As a result of the sale of all remaining operations on October 22, 2003, Tenet has become a development stage company.  The Company is actively seeking business opportunities.

Results of Operations

For the three months ended December 31, 2003 compared with the three months ended December 31, 2002.

During the three-month period ended December 31, 2003, the Company had operating expenses of $35,394 compared to $28,826 for the corresponding period of the prior fiscal year.  The major reasons for the increase in the administrative costs are transaction costs associated with the divestiture and expenses required to wind down the Company’s operations as it transitions to a development state and investigates new opportunities.

The Company reported net income of $300,079 or $0.31 per share for the three-month period ended December 31, 2003 compared with an operating net loss of $(48,018) or ($0.05) per share for the corresponding period of the previous year. This increase resulted from the sale of the Company’s remaining operations.

For the six months ended December 31, 2003 compared with the six months ended December 31, 2002.

During the six month period ended December 31, 2003, the Company had operating expenses of $46,115 compared to $53,275 in expenses for the prior year.  This decrease resulted from reduced overhead associated with the divesture of its operating entities.

The Company recorded net income of $289,563 or $0.30 per share for the six months period ended December 31, 2003 compared with a net loss of $79,397 or $0.08 per share for the corresponding period of the prior year.  This gain resulted from the sale of all operating entities of the company.

Liquidity and Capital Resources

The Company’s primary needs for capital are to fund ongoing administrative expenses while the Company seeks and evaluates new business opportunities. The Company anticipates sufficient capital for its current operations but if a merger or similar business combination arose, additional capital may need to be raised.

At December 31, 2003 the Company had positive net working capital of $129,295 as compared to a net working capital deficit of ($316,452) at December 31, 2002.

Inflation has not had a significant impact on the Company's operations.

Item 3 – Controls and Procedures

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

1.

Approval of that certain Asset Purchase Agreement by and between Tenet and ClinicalVentures, L.L.C. ("ClinicalVentures") and dated August 1, 2003 (the "Asset Purchase Agreement") and the sale of substantially all of the Company’s operating assets and the assignment of certain liabilities (the "Transaction") pursuant to the Asset Purchase Agreement.;

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

4.

Approval of amendments to the Company’s Articles of Incorporation, which amendments will include the following:

a.

Elimination of Articles VI of the Company’s Articles of Incorporation, which provides that Tenet may acquire its own shares.  All rights and restrictions in Article VI are provided to Tenet in the Utah Revised Business Corporations Act (the "Act") making this Article unnecessary, and

b.

Elimination of Article VII of the Company’s Articles of Incorporation, which provides that Tenet may make distributions to shareholders.  All rights and restrictions in Article VII are provided to Tenet in the Act, making this Article unnecessary;

5.

Approval of amendments to the Company’s Articles of Incorporation, which amendments will include the following:

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

Dated: February 16, 2004

TENET INFORMATION

SERVICES, INC.

/s/ Jerald L. Nelson

Jerald L. Nelson

Chairman of the Board of Directors

12