Form 10QSB
period 2004-03-31
TENET INFORMATION SERVICES INC
filed 2004-05-24
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[ x ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(1)  Yes X    No

(2)  Yes  X      No___

The Company had 966,860 shares of common stock outstanding at May 10, 2004

Tenet Information Services, Inc.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

Condensed balance sheet as of March 31, 2004

1

Condensed statements of operations for the three months

ended March 31, 2004 and 2003

2

Condensed statements of operations for the nine months

ended March 31, 2004 and 2003

3

Condensed statements of cash flows for the nine months

ended March 31, 2004 and 2003

4

Notes to condensed financial statements

5

Item 2.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

8

Item 3.

Controls and Procedures

9

PART II

OTHER INFORMATION

Item 1. Litigation

9

Item 2. Changes in Securities

9

Item 3. Defaults Upon Senior Securities

9

Item 4. Submission of Matters to a Vote of Security Holders

9

Item 5. Other Information

11

Item 6. Exhibits and Reports on Form 8-K

11

SIGNATURES

12

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

TENET INFORMATION SERVICES, INC.

CONDENSED BALANCE SHEET

(Unaudited)

ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

March 31, 2004
Current Assets
Cash	$ 182,540
Accounts receivable	11,461
Note receivable (current portion)	6,500

Total current assets	200,501

Furniture, Fixtures And Equipment	5,175
Less accumulated depreciation and amortization	(4,057)
Net furniture, fixtures and equipment	1,118

Other Assets
Note receivable (long-term portion)	14,652
Other assets	3,575
Total other assets	18,227

Total Assets	$ 219,846

Current Liabilities
Accounts payable	$ 39,265
Accrued expenses	39,696
Amounts due to related parties	10,142
Total current liabilities	89,103

Shareholders' Equity
Common stock, $.001 par value; 100,000,000 shares authorized; 966,860 shares outstanding	967
Additional paid-in capital	4,872,265
Deficit accumulated prior to date of inception of the
Development stage	(4,697,885)
Deficit accumulated from date of inception of the
Development stage	(44,604)
Total shareholders’ equity	130,743

Total Liabilities And Shareholders Equity	$ 219,846

See the accompanying notes to the condensed consolidated financial statements.

TENET INFORMATION SERVICES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2004	2003
Operating Expenses
Selling, general and administrative	$ 20,466	$ 18,785

Loss From Operations	(20,466)	(18,785)

Other Income (Expense)
Interest income	778	95
Interest expense	(787)	(5,745)
Total other expense, net	(9)	(5,650)

Net Loss From Continuing Obligations	(20,475)	(24,435)

Income From Discontinued Operations	-	105,619

Net Income (Loss)	$ (20,475)	$ 81,184

Basic and Diluted Earnings (Loss) Per Share
Continuing operations	$ (0.02)	$ (0.03)
Discontinued operations	$ (0.00)	$ 0.11
Total Basic and Diluted Earnings (Loss) Per Share	$ (0.02)	$ 0.08

Weighted Average Number Of Common Shares Used In Per Share Calculation	966,860	966,860

See the accompanying notes to the condensed consolidated financial statements.

TENET INFORMATION SERVICES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended March 31,		For the Period October 23, 2003 (Date of Inception of Development Stage) through March 31, 2004
	2004	2003
Operating Expenses
Selling, general and administrative	$ 82,110	$ 72,060	$ 44,301

Loss From Operations	(82,110)	(72, 060)	(44,301)

Other Income (Expense)
Interest income	2,119	179	1,510
Interest expense	(3,197)	(13,989)	(1,813)
Total other expense, net	(1,078)	(13,810)	(303)

Net Loss From Continuing Obligations	(83,188)	(85,870)	(44,604)

Income From Discontinued Operations (Which includes the gain on sale of EdNet of $308,259 for the nine months ended March 31, 2004, net $0 in income taxes)	352,276	87,657	-

Net Income (Loss)	$ 269,088	$ 1,787	$ (44,604)

Basic And Diluted Earnings (Loss) Per Share
Continuing operations	$ (0.08)	$ (0.09)
Discontinued operations	$ 0.36	$ 0.09
Total Basic and Diluted Earnings (Loss) Per Share	$ 0.28	$ 0.00

Weighted Average Number Of Common Shares Used In Per Share Calculation	966,860	966,860

See the accompanying notes to the condensed consolidated financial statements.

TENET INFORMATION SERVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31,		For the Period October 23, 2003 (Date of Inception of Development Stage) through March 31, 2004
	2004	2003
Cash Flows From Operating Activities
Net income (loss)	$ 269,088	$ 1,787	$ (44,604)
Adjustments to reconcile net income or (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	1,367	7,144	654
Gain on sale of discontinued EdNet	(308,359)	-	-
Changes in assets and liabilities
Accounts receivable, net	79,636	(42,806)	(1,611)
Prepaid Expenses	-	4,400	-
Accounts payable and accrued expenses	(157,645)	46,098	(82,357)
Deferred revenues	(75,059)	(21,274)	-
Work performed in excess of billings	-	(21,585)	-
Billings in excess of earned revenue	(7,290)	68,150	-
Net cash from operating activities	(198,262)	41,914	(127,918)

Cash Flows From Investing Activities
Acquisition of furniture, fixtures and equipment	-	(4,234)	-
Proceeds from sale of EdNet	339,000	-	-
Payments received on notes receivable	4,548	-	3,062

Net cash from investing activities	343,548	(4,234)	3,062

Cash Flows From Financing Activities
Payments on related party notes	(33,996)	-	(33,996)
Net cash from financing activities	(33,996)	-	(33,996)

Net Increase (Decrease) In Cash	111,290	37,680	(158,852)

CASH, at beginning of period	71,250	78,585	341,392

CASH, at end of period	$ 182,540	$ 116,265	$ 182,540

Cash paid during the period for interest	$ 14,675	$ 3,316

See the accompanying notes to the condensed consolidated financial statements.

TENET INFORMATION SERVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position at March 31, 2004 and the results of its operations and its cash flows for the three month and nine months ended March 31, 2004 and 2003 respectively.  Because of the sale of the consulting division and the EDNet product line, the results of operations for the three-month and nine-month period ended March 31, 2004 are not indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2004.

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$ (20,475)	$ 81,184	$ 269,088	$ 1,787
Adjust: Total stock-based employee compensation
expense determined under fair value based method
for all awards, including adjustment for forfeited options	(154)	(1,342)	(676)	(4,422)
Pro forma net income (loss)	$ (20,629)	$ 79,842	$ 268,412	$ (2,635)

Basic and diluted earnings (loss) per common share
as reported	$ (0.02)	$ 0.08	$ 0.28	$ 0.00

Basic and diluted earnings (loss) per common share
pro forma	$ (0.02)	$ 0.08	$ 0.28	$ (0.00)

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

(4)

Reclassification

The Company reclassified $15,529 of expense to selling, general and administrative expense for the nine months ended March 31, 2004 that was previously reported as part of discontinued operations for the six months ended December 31, 2003.  The net loss from continuing operations for the three and six months ended December 31, 2003 should have been $51,258 and $63,433, respectively.  The income from discontinued operations for the three and six months ended December 31, 2003 should have been $351,337 and $352,996, respectively.  The reclassification had no change in previously reported net income.

(5)

Basic and Diluted Loss Per Share

Basic earnings per common share are computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.  A total of 21,250 and 30,250 post-split stock options were excluded from the calculation of diluted loss per common share at March 31, 2004 and 2003 respectively, because the effects of exercise would be antidilutive.

(6)

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

During the nine months ended March 31, 2004 and 2003, the Company’s discontinued operations had revenues of $74,139 and $598,549, respectively.  During the nine month periods ended March 31, 2004 and 2003 respectively, the company’s discontinued operations had income from operations of $44,017 and $87,657.

(7)

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

(8)

Development Stage Company

Based on the sale of all operating assets the Company has become a development stage company and reporting subsequent to October 22, 2003 is on a Development Stage basis.

(9)

Letter of Intent

On March 17, 2004,  the company signed a letter of intent to acquire Let’s Go Aero (LGA), a privately held product design and engineering company based in Colorado Springs, Colorado in an exchange of stock, subject to due diligence and approval by both companies shareholders.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003

As a result of the sale of all remaining operations on October 22, 2003, Tenet became a development stage company.  The Company was actively seeking business opportunities until March 17, 2004 (see the Company’s Form 8-K filed March 17, 2004) when the company signed a letter of intent to acquire Let’s Go Aero (LGA), a privately held product design and engineering company based in Colorado Springs, Colorado in an exchange of stock, subject to due diligence and approval by both companies shareholders.  LGA is an innovative leader at designing and selling cargo carrier solutions for the automotive and recreation industries, specializing in aerodynamic carriers for recreational equipment transport, general travel and commercial trade uses.

Results of Operations

For the three months ended March 31, 2004 compared with the three months ended March 31, 2003.

During the three-month period ended March 31, 2004 the Company had operating expenses of $20,466 compared to $18,785 for the corresponding period of the prior fiscal year.  The major reason for the increase in the administrative costs are transaction costs associated with the divestiture and expenses required to wind down the Company’s operations as it transitions into a development stage and investigates new opportunities.

The Company reported a net loss of $20,475 or ($0.02) per share for the three-month period ended March 31, 2004 compared with a net income of $81,184 or $0.08 per share for the corresponding period of the previous year. This decrease resulted from the sale of the Company’s remaining operations.

For the nine months ended March 31, 2004 compared with the nine months ended March 31, 2003.

During the nine month period ended March 31, 2004, the Company had operating expenses  of $82,110 compared to $72,060 in expenses for the prior year.  This increase resulted from increased overhead associated with the divesture of its operating entities.

The Company recorded net income of $269,088 or $0.28 per share for the nine months period ended March 31, 2004 compared with net income of $1,787 or $0.00 per share for the corresponding period of the prior year.  This gain resulted from the sale of all operating entities of the company.

Liquidity and Capital Resources

The Company’s primary needs for capital are to fund ongoing administrative expenses while the Company seeks and evaluates new business opportunities. The Company anticipates sufficient capital for its current operations but if a merger or similar business combination arose, additional capital may need to be raised.

At March 31, 2004 the Company had positive net working capital of $111,398 as compared to a net working capital deficit of ($234,634) at March 31, 2003.

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

Dated: May 21, 2004

TENET INFORMATION

SERVICES, INC.

/s/ Jerald L. Nelson

Jerald L. Nelson

Chairman of the Board of Directors