Form 10KSB
period 2004-06-30
TENET INFORMATION SERVICES INC
filed 2004-10-13
CIK 845696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                     For the fiscal year ended June 30, 2004
                                               -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


                         Commission file number 0-18113
                                                -------


                        TENET INFORMATION SERVICES, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


            Utah                                        87-0405405
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 3380 North El Paso Street, Suite G, Colorado Springs, Colorado         80907
 --------------------------------------------------------------       ----------
        (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number  (719) 630-3800
                           ---------------

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $525,856

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. September 29, 2004: $427,360

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. June 30, 2004: 6,779,074

                       DOCUMENTS INCORPORATED BY REFERENCE

None

     Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]


Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding the timing and expected benefits of the acquisition of LGA by Tenet. These statements are based on management's current expectations and estimates; actual results may differ materially due to certain risks and uncertainties. For example, the ability of LGA to achieve expected results may be affected by external factors such as competitive price pressures, conditions in the economy and industry growth, and internal factors, such as future financing of the acquired operations and the ability to control expenses.

                                     PART I

Item 1. Description of Business.

Tenet Information Systems, Inc., ("Tenet") is the sole owner of its operating subsidiary, Let's Go Aero, Inc. ("LGA"). Tenet acquired LGA effective June 30, 2004 through a stock for stock exchange under which the former shareholders of LGA were issued new Tenet shares of common stock in exchange for all of LGA's outstanding shares and $1,518,440 of debt. The former LGA shareholders and debt holders ended up with 85% of the outstanding common stock of Tenet. Prior to the acquisition, Tenet had no business or operations after having sold what business it did have October 22, 2003, several months before the acquisition of LGA. Therefore, at the time of the acquisition of LGA, Tenet was what is know as a publicly held shell company.

Upon the acquisition of LGA, two of Tenet's three Directors resigned and two Directors of LGA were appointed to fill those positions. The third Tenet director was and is a director of both companies. In addition, all of the officers of Tenet resigned and members of LGA's management team were appointed to those positions. See Item 9, below. For accounting purposes, however, the transaction was deemed to have been an acquisition of Tenet by LGA. Further information on the details of the transaction can be had by reviewing Tenet's Form 8-K filed July 21, 2004 and Form 8-K/A filed October 20, 2004 available at the EDGAR website of the Securities and Exchange Commission (www.sec.gov) or from Tenet upon request.

Let's Go Aero, Inc.

LGA, Tenet's wholly owned subsidiary, is Tenet's only operating business. LGA is in the business of designing and selling gear management solutions for the automotive and recreation industries. LGA's family of products use patented designs, and includes the Herman(R) line of Sport Performance Trailers(R), and the Remora(TM) line of hitch-mount cargo carriers. LGA was formed in 1998. For the year ended June 30, 2004 it had sales of approximately $188,266, a gross profit of approximately $118,000 and a net operating loss of approximately $365,921 (including approximately $170,698 of interest that had accrued and will be converted into common stock as mentioned above).

LGA

LGA was founded as a product design, development and engineering company. It specializes in providing novel solutions for vehicular cargo carrying enhancements. LGA has patents issued and pending that protect its intellectual property. These patents and claims relate to how cargo can be attached and carried on a vehicle's hitch receiver, frame, or body surface. Some examples are:
     o Silent Hitch Pin(TM) rigidly couples the connection between the trailer hitch receiver and any inserted ball mount or accessory;
     o TwinTube(TM) provides a universal mounting structure for carrying gear and equipment with a receiver style hitch;
     o The fully-enclosed, encapsulated, and easy-opening designs of LGA's product enclosures for cargo safety, security, and accessibility; and
     o Extensive designs for the use of C-Channel for making "HardpointTM" attachments to LGA's carriers, trailers, and all vehicular surfaces.

LGA also has numerous product extensions and accessories that complement and expand these core technologies.

LGA's intellectual property has broad application in the automotive industry, and several automotive original equipment manufacturers (OEM's) are in various stages of integrating aspects of LGA's technology into their product lines. In May 2002, LGA licensed three pieces of its intellectual property to Sport Rack International/Valley Industries, Inc., an affiliate of Advanced Accessory Systems, LLC, (AAS), the largest supplier to automotive manufacturers worldwide of LGA style products similar to LGA's products. LGA's product licenses with Sport Rack International/Valley Industries, Inc. resulted in the payment to LGA of $300,000 in 2004 and an ongoing royalty of 10% of the revenues (after $300,000) Sport Rack generates with the technology until May 2007.

At the November 2002 Specialty Equipment Manufacturers Association (SEMA) annual trade show, LGA won the GMC Professional Grade Challenge for the Best New SUV Accessory Idea. This prestigious award from General Motors Corp. is for the Company's TwinTube system technology.

LGA has and will continue to develop intellectual property for the Automotive, recreation vehicle and recreation industries. It is LGA's intent to license its technology to the industry leaders that can most effectively bring the licensed technology to market. LGA plans to license the production and sales of its products for an up-front fee and an ongoing royalty based on unit sales.

Products

LGA currently has several product lines that it has been selling for several years and other product lines that are emergent. These product lines are describes as follows:

     o HERMAN(R) Sport Performance Trailers(R). LGA's Herman(R) line of Sport Performance Trailers(R) are designed for carrying all types of personal, recreational, and commercial gear in an aerodynamic, weather-resistant, secure and attractive transport.

     o REMORA(TM) Carriers. The Remora(TM) hitch based carrier line consists of two fully enclosed cargo carrier models, Remora(TM) SUV and Remora(TM) Mini, with three structural options to choose from for varying function while on the vehicle's hitch receiver. These patented designs offer versatility, security and safety.

     o SILENT HITCH PIN(TM). This anti-vibration device takes all movement out of the connection between the vehicle towing system and what's being towed or carried. In short, it freezes the attachment securely in place. It works with most consumer vehicle towing systems.

     o TWINTUBE(TM) System. The TwinTube(TM) (TT(TM)) System is a new, patent-pending design that has been licensed to Sport Rack International/Valley Industries, Inc. for sale to the automotive original equipment manufacturers ("OEM's") and the after-market. TwinTube(TM) is a universal mounting structure for carrying gear and equipment with a hitch receiver. Let's Go Aero is integrating this technology into all of its hitch based carriers during the second half of 2004. TwinTube(TM) is also available as a UBI(TM) system (U-Build-It).

     o GEARDECK(TM) System. Incorporating LGA's novel TwinTube(TM) technology, GearDeck(TM) is a modular carrier that functions as an open platform carrier or a fully-enclosed carrier through the use of a modular hardtop lid enclosure that is easily attached and removed. The open platform can carry bicycles, among many other large items; the full enclosure system carries all kinds of general cargo as well as items such as power generators.

     o SPIDERGEAR(TM) Carrier System. SpiderGear(TM) is a novel patent pending design for carrying gear, bikes and spare tires on the rear of vehicles.

     o Hardpoint(TM) Technology. LGA has patents issued and patents pending for the integration of C-Channel onto vehicle surfaces, including pickup truck beds, vehicle roofs and tailgates. The Hardpoint(TM) system is another potential source of royalty revenue for LGA in the future.

Business History

The impetus for LGA was a 1990 concept by its principal founder for a lightweight aerodynamic trailer to carry recreational gear. This concept led to the creation of a prototype product that was tested in 1997. In the fall of 1997, work began on what came to be the Herman(R) line of Sport Performance Trailers(R) (SPT). LGA was incorporated in April 1998, the first Herman(R) SPT hit the road in July 1998, and LGA debuted two Herman(R) SPT's at the Interbike Trade Show in October 1998.

During the development of the Herman(R) product, several additional product opportunities became apparent. The Herman(R) Hardpoint(TM) system was designed using Unistrut(TM) and/or B-Line(TM) engineering C-Channel. The Hardpoint(TM) system appeared to have great promise for use in the motor vehicle and recreation vehicle industries, and LGA filed patent claims for the integration of C-Channel on vehicular surfaces in 1998. The original patent claims for Hardpoint(TM) technology were issued in 2001. LGA has also filed many continuation claims for this technology.

After the Interbike Show in the Fall of 1998, LGA began receiving orders for Herman(R) trailers. Medallion Plastics in Elkhart, IN became LGA's manufacturer of Herman(R) trailers in January 1999.

In early 1999, LGA joined the Specialty Equipment Market Association (SEMA). SEMA is the largest trade organization for the automotive aftermarket industry. Basically, SEMA is the entire automotive industry worldwide, less new vehicle sales. LGA displayed its products at SEMA's industry convention in November 1999 as a debut to the automotive industry.

During the development of the Herman(R) line, the Company developed a concept for a hitch based cargo carrier line that resulted in LGA's Remora(TM) product line. The Remora(TM) SUV capsule also debuted at the 1999 SEMA convention.

LGA went on to design the Silent Hitch Pin(TM). LGA's patent application for the Silent Hitch Pin(TM), which was filed in mid-2000, was granted in May 2003. In early 2000, LGA moved the production of its products from Medallion's operation in Elkhart to Prodesign, a Division of Coachmen Industries, Inc., which is also based in Elkhart, IN.

After the SEMA 2001 convention LGA entered into a relationship with J.S. Chamberlain and Associates. Chamberlain and Associates has been an automotive supplier developer since the early 1960's. Through a series of meetings arranged by Chamberlain, LGA and Sport Rack International/Valley Industries, Inc. agreed to a product license for LGA's Silent Hitch Pin(TM) and Twin-Tube(TM) Technology in May 2002.

At the SEMA 2002 convention LGA won the Best New SUV Accessory Idea from General Motors Corporation for its TwinTube(TM) carrier system.

The Future

LGA has the Herman(R) trailer line, Remora(TM) line, Silent Hitch Pin(TM) line, the GearDeck(TM) system, and TwinTube(TM) UBI(TM) that are patent protected. LGA's Hardpoint(TM) technology may also be a significant royalty generator for LGA in the future.

LGA's future focus is on partner and product development. There is a very large consumer market for LGA's products and its approach to this market is to enter it through partnership arrangements with large existing participants.

LGA has been doing product testing, primarily with its Herman(R) trailer, with the U.S. Military for 18 months. LGA recently delivered a customized Herman(R) trailer to the Air Force Rapid Deployment Security Forces for use with their Honda ATV's.

LGA is in discussions with various automotive and recreation vehicle OEM's for custom versions of its products and technology that compliment and extend the capabilities of the OEMs' vehicles.

Objectives and Sales

     Objectives

     o To establish manufacturing, sales and marketing partners for LGA's products domestically and internationally
     o To continue product development and invention work where a clear payoff is predictable
     o    To establish positive operating cash flow and earnings

LGA has licensed Sport Rack International/Valley Industries, Inc. to manufacture and sell three LGA designs in the consumer market. At the same time, LGA is focusing on opportunities to customize its products for business and governmental use.

     Customer Direct Sales

Close to 50% of LGA's sales revenue has come from direct-to-customer sales that are the result of the customer finding its web site. LGA has exhibited products at several trade shows over the last four years. Primarily, LGA has attended the SEMA automotive trade show that is held annually in early November in Las Vegas. LGA has also displayed its products at the Denver International Auto show and the Denver Sportsman show.

LGA has promoted its products primarily through a "Public Relations" approach. As a result of these efforts, LGA has spent little on direct advertising, yet has been featured in many national magazines, newspapers, and TV and radio shows. Because LGA's product designs are novel, publishers of magazines frequently feature its products in the magazines "New Product Review" sections along with LGA's address and web site. This approach has been important to LGA's products getting discovered, while keeping its promotional expenses low.

LGA's customers also provide great leads for product sales. In addition to current owners giving LGA positive reviews to prospective new owners, LGA's products all feature its web site address on its product logo. LGA regularly gets inquiries from individuals who have seen LGA products in the field.

It is LGA's intent to establish a sales relationship with market partners or an OEM to promote, manage and distribute its product lines for gear transport through the partners' established market channels.

Market for Products

For many years, people have been increasing their recreation time and recreation interests. This trend has spurred a dramatic increase in the purchase of sport utility vehicles (SUV), mini-vans, and pick-up trucks. The purchase of these style vehicles reflects in part the consumers' perceived need for increased cargo capacity.

Today nearly 50% of American households own a SUV, mini-van, or pick-up truck, and 70% of these vehicles are equipped with tow packages from the factory in addition to aftermarket hitch installations of nearly 6 million estimated for 2003 alone.(1) Accessory item sales for these vehicles, a segment of the automotive specialty equipment industry, have grown nearly 60% in the past ten years, and hitch accessories continue to represent the fastest growing segment of the SUV's aftermarket ccessory sales.(2) LGA's Sport Performance Carriers(TM) and products serve this expanding market. According to the Specialty Equipment Manufacturers Association (SEMA), the overall automotive retail after-market equipment sales for 2000 exceeded $23 billion.(3) Accessory and appearance products are estimated to represent 54% of those sales.(4) In addition, SEMA reports that the marketplace has expanded nearly 60% since 1990.(5) Sales of sport utility vehicles and passenger vans have increased by more than 10% annually during the same time period.(6) For the first time in the history of the automotive industry, in 2002 more SUV's and Trucks were sold than passenger cars. Many of these SUV's and trucks are coming with hitch receivers from the factory, and the trend toward towing equipment being a standard vehicle feature appears to be accelerating.

Based on SEMA research, in 1999 there were 3,800,000 receiver style hitches either installed by the aftermarket or delivered on new vehicles. In 2002, that number climbed to 4,900,000 and by 2005 it's projected that the number will increase to 5,800,000 units.

--------
(1) Specialty Equipment Market Association, Market Highlights, 2001 & 2002 Market Study.
(2) Ibid.
(3) Ibid.
(4) Ibid.
(5) Ibid.
(6) Ibid.

The installed base of receiver style hitches presents a large latent market for LGA's products. Further, LGA believes that the automotive OEM's would like to migrate the accessories currently being carried on the roofs of SUV's to the receiver hitch to reduce the roll-over risk of SUV's and provide consumers with more convenient cargo carrying solutions.

Competition

The sport equipment carrier market is a competitive environment with numerous participants that are larger than LGA and have the following advantages relative to LGA:

     Name recognition

Several competitors, like Yakima Products and Thule have long established names with the public. LGA is still relatively unknown. It can take years to establish a Brand name, and LGA is at the beginning of exposing its products and brand to the public

     Product Lines

Several competitors have broad product lines compared to LGA. LGA does not participate in the roof top cargo carrier market and does not plan to participate in this market, except potentially in a limited way with one emergent product line.

In terms of product strength, LGA believes it has several distinct advantages over the competition:
     o Large cargo capacities and lightweight designs easily surpass the cargo transport capabilities of roof top products and other receiver based products currently on the market
     o The opening systems enable LGA products to enclose space more efficiently
     o LGA enclosed carrier products offer increased security over open carriers
     o    LGA products are safer than rooftop carriers, their primary competitor
     o    Patent filings protect LGA products' ergonomics and efficiencies
     o    LGA products' aerodynamic efficiencies reduce impact on fuel economy
     o Multiple product offerings provide consumers with various options and price consideration

     Opening Systems

LGA's Herman(R) and Remora(TM) capsules represent a new category of container. These containers have shells that are concave so that the lids open by dropping and "nesting" under the base. When closed, the shells are "self-reinforcing" and very tough.

     Content Security

LGA's Herman(R) and Remora(TM) carriers are lockable and fully enclosed so the owner's gear is in a water and dust free environment. When traveling, having gear out of sight is one of the best theft prevention. This means high-value, lightweight objects like cameras and computers can be stowed in LGA's carriers.

     Safety Factor

Safety comes in many forms for LGA customers. When compared to roof-based systems, LGA carriers do not raise a vehicle's center of gravity and therefore, when compared to a similar weight on the roof of a vehicle, make the vehicle less prone to rollover.

LGA's carriers are also loaded by standing on the ground. Roof carriers are commonly loaded by standing on a running board, a doorsill or a stepladder--all precarious positions from which to be lifting and moving gear. Most roof systems are limited to 100 pounds of gear weight. Most SUV hitch receivers are rated for 500 pounds of load carrying.

     Patent Protection

Starting in 1998, LGA has been very diligent at protecting its technology with "utility" patent protection, which is the highest form of invention protection. Utility patents are issued for truly novel technological achievements. The method by which LGA's product capsules open, the Hardpoints(TM) used on LGA's products, the way LGA's Remora(TM) carrier platforms slide and pivot, and the features of the Silent Hitch Pin(TM) are all patented aspects of LGA's products. All LGA's patents have at least 14 years remaining in their respective terms.

The advantages of patent protection can be seen most clearly with the Silent Hitch Pin(TM) and the TwinTube(TM) system. LGA has licensed this technology to Sport Rack International/Valley Industries, Inc. which is selling to industry participants.

     Aerodynamic Efficiencies and Fuel Economy

It appears from informal evidence that LGA's Herman(R) line of Sport Performance Trailers(R) are fuel efficient. It also appears from informal evidence that LGA's Remora(TM) carriers have no noticeable effect on fuel economy. When used on an SUV, these carriers sit in the vehicle's draft.

     Volume and Weight Advantages

Because of LGA's capsular designs, its products offer high "space-to-weight" ratios relative to other cargo carrying products currently on the market. The Herman(R) SPT weighs in at 235 pounds empty and encloses approximately 86 cubic feet and has a carrying capacity of 700 pounds. A standard "box" trailer with similar storage capability typically weighs close to 1,000 pounds empty, meaning that a fully loaded Herman(R) SPT weighs less than a comparable empty box trailer. LGA's Remora(TM) line attaches to the strongest point on a vehicle, the hitch receiver. LGA rates its Remora(TM) carriers for 300 pounds of cargo carrying, which gives the owner of a standard SUV three times the weight carrying ability of a typical roof top box.

Manufacturing and Development

     Manufacturing

LGA's focus is on product and technology development. LGA's licensees are responsible for manufacturing the designs. LGA does have numerous vendors it utilizes to fabricate its products. LGA has had four different vendors produce over 15,000 Silent Hitch Pins(TM) in Taiwan and India. LGA has had a four-year relationship with Prodesign, LLC of Elkhart, Indiana. Prodesign fabricates LGA's Herman(R) trailers, Remora SUV(TM), and Remora Mini(TM) capsules. Prodesign "turn-key" manufactures these products to 100% finished goods and packages them for shipment. Upon completing the products and packaging them, Prodesign invoices LGA for its negotiated part cost. LGA then delivers orders with shipping information to Prodesign for pick up by one of LGA's preferred shippers.

LGA also has a relationship with Welded Products of Elkhart, Indiana for the fabrication of its hitch carrier structural systems including TwinTube(TM). Welded has completed numerous production runs over the last three years and ships the systems to LGA in bulk form for final assembly and packaging.

LGA has manufacturers that contact it regularly to solicit contract manufacturing business, but management is currently satisfied with its vendors and does not anticipate changing these relationships in the foreseeable future. Costs and efficiency are important factors, however, and LGA is always looking to improve its performance in these areas.

LGA is actively engaged in specifying sources for all its assembly services, raw materials and parts in order to ensure that its products meet its quality and performance standards. All specified raw materials and parts or acceptable substitutions are available from many suppliers, and LGA does not rely on any one supplier the loss of which would cause any long term adverse consequences to LGA. That being said, however, LGA has formed close working relationships with its current suppliers, such as Bayer(R) Plastics and Prodesign.

     Shipping

The shipping cost of LGA's products is reasonable considering some of the products' sizes. LGA has shipped over 500 units from Elkhart to destinations throughout the United States. LGA has had few freight claims for damaged goods and believes it has the packaging adequate to properly protect the product.

Both Herman(R) and Remora(TM) products have modest final assembly requirements for the customer or dealer to complete.

LGA utilizes the shipping services of Roadway and R&L Carriers among others.

     Research and Development

LGA's expenditures for research and development have been $36,288 and $45,770 for the fiscal years ended June 30 2003 and 2004, respectively. LGA will continue product development and invention work where a clear payoff is anticipated. LGA's staff is considering numerous ways to branch and grow its current products depending on market demand. LGA's staff is constantly working on new product designs and improvements to protect and expand LGA's existing intellectual property.

Regulation

LGA has adopted all applicable standards from United States National Highway Transportation Safety Administration regulations and maintains adherence to Society of Automotive Engineers guidelines and specifications. In addition, both federal and state authorities regulate the manufacturers and sellers of recreational and family cargo transports. LGA is a licensed vehicle manufacturer in the State of Colorado and has obtained the state permits, licenses, and bonds required to operate.

LGA's products have been independently tested for impact and temperature extremes. LGA's Silent Hitch Pin(TM) and Remora(TM) Spine and Frame structural systems have been independently tested for load carrying strength.

LGA has had Corporate and Product Liability insurance for the last four years and has not had a product liability claim. Further, as LGA successfully licenses its designs, generally the licensee will be responsible for carrying manufacturer and product liability insurance.

LGA  has  registered  with  or  obtained  memberships,   licenses,  permits,  or
certificates from the following organizations and agencies:

Society of Automotive Engineers (SAE);
National Highway Transportation Safety Administration (NHTSA);
Dealer Section of the Department of Motor Vehicles, State of Colorado; Specialty Equipment Market Association (SEMA); and

Employees

LGA currently has three full-time employees including its officers, Marty Williams and Sara Williams, and an office manager. LGA has one part-time products engineer, Matthew Drabczyk, who is also a major LGA shareholder.


Item 2. Description of Property.

LGA currently leases 2,500 square feet of combined office and warehouse space at its principal place of business in Colorado Springs, Colorado. LGA entered into this lease in June 2004 and expects its facilities will be sufficient for the three-year term of the lease.


Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Tenet's common stock is currently thinly traded "over-the-counter" and is listed in the Pink Sheets(R) published by the National Quotation Bureau, Inc. as well as on the OTC Bulletin Board operated by the NASDAQ Stock Market, Inc. The following table sets forth the high and low bid prices for Tenet's common stock for each of the quarters ending on the indicated date adjusted for Tenets reverse split of 1:20 that was effective October 22, 2003. Prices were obtained from Yahoo.com's financial pages.

                                      Low Bid                High Bid
------------ ----------------- ----------------------- ----------------------
   2002      June 30               Not Available           Not Available
------------ ----------------- ----------------------- ----------------------
             September 30          Not Available           Not Available
------------ ----------------- ----------------------- ----------------------
             December 31*               .20                     .20
------------ ----------------- ----------------------- ----------------------
   2003      March 31                   .20                    1.60
------------ ----------------- ----------------------- ----------------------
             June 30                    .40                    1.20
------------ ----------------- ----------------------- ----------------------
             December 31                .60                    1.00
------------ ----------------- ----------------------- ----------------------
   2004      March 31                   .40                     .65
------------ ----------------- ----------------------- ----------------------
             June 30                    .25                     .50
------------ ----------------- ----------------------- ----------------------
* Quotes not available prior to March 3, 2003.

The number of shareholders of record for Tenet's common stock as of June 16, 2004 was 331, which include depositories and broker/dealers who hold shares of common stock in "nominee" or "street" names and did not include LGA's 17 shareholders.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Fiscal 2004 Compared with Fiscal 2003

ACTUAL REVENUES
                             FY 04         FY 03

Product sales and Royalty
Revenue                     188,266       224,334

Cost of Revenues             80,085       131,340

SGA                         428,332       458,239

DEV                          45,770        36,228

Costs and Expenses          554,187       630,971

Operating Loss             (365,921)     (406,637)

During fiscal year 2004 the company had revenues of $188,266, which represented a decrease of $36,068 or 12% over prior year revenues of $224,334. This decrease is primarily attributable to LGA's decision in early 2002 to lower its selling emphasis in the automotive accessory dealer sales channel. LGA made the decision to lower its dealer initiative due to increasing account receivables from dealers and sub-standard margin related to the support required by dealers for the products LGA was selling during this time frame. Concurrent with pulling back from the dealer market during this period of time, LGA developed new technologies that from a pricing, shipping, value and feature perspective, fit the dealer and retail distribution channels better than product lines offered in early 2002. LGA is in the final stages of readying these additional value based product lines for sale and expects to begin selling these lines, in addition to our existing products, in the second half of fiscal 2005.

Cost of revenues declined 39% from $131,340 in 2003 to $80,085 in 2004. The 39% decrease in cost of goods sold, relative to 12% decrease in sales, reflects both the higher percentage of revenues generated from royalty income as a percentage of total sales, and the lower cost of sales LGA incurred selling product direct to the consumer, as compared to selling into the dealer sales channel.

LGA purposefully de-emphasized the dealer market beginning in 2002 in order to conserve capital and redirect the Company's limited resources into product development focused on designs that retail for under $500 and ship UPS or Fedex, compared to our higher end products that ship LTL or Common Carrier.

LGA had several licensing opportunities and product development opportunities emergent at that time that it has subsequently capitalized on. These include the licensing of the Silent Hitch Pin, the development and licensing of the TwinTube system, the winning of the GMC Professional Grade Challenge Award for the TwinTube system in 2002 and the GearBed system in 2003, the development of the SpiderGear system in 2003, the development of the GearDeck system in 2003 and 2004, the development of the Rapid Deployment Trailer in 2003, the development of the GearCage system in 2003 and 2004, the development of the GearWagon Little Giant Trailer System in 2003 and 2004, and the development of the Tentris system in 2002,2003 and 2004.

In the opinion of LGA, these designs have potential to generate both sales revenue and licensing revenue for LGA. LGA considers these designs to be intellectual property and has taken action to protect these designs via the patent process.

The gross margin on product sales increased to 37% in 2004 from 20% in 2003. LGA's increase in gross margin reflects the result of the Company's decision to lower its selling emphasis in the dealer channel during the periods covered by this report. LGA's decision in early 2002 to focus more on direct sales, as a way to increase margin, is reflected in the gross margin increase for this period.

Including Royalty income, gross margin increased from 41% in 2003 to 57% in 2004. LGA desires to derive revenue from both product sales, including direct and dealer sales and from licensing revenue attributable to the Company's intellectual property portfolio. LGA has been successful at generating revenue from both sources, but not to the degree, to date, that has led to ongoing profitable operations.

LGA's sales revenue for 2002, 2003 and 2004 has been impacted by the lack of capital available to execute a sales plan. LGA's plan in early 2002 to conserve the limited capital available to the Company by focusing on higher margin direct sales opportunities, and the further development of LGA's intellectual property portfolio has resulted in growing opportunities for future product sales and licensing revenues. There can be no assurance that meaningful revenue will result from the products and technologies developed during this period of time.

SGA expenses decreased to $428,332 in 2004 as compared to $458,239 in 2003. SGA expenses for 2004, include $170,689 in accrued interest expense for a series of notes payable that, along with the accompanying accrued interest, was converted into Tenet equity at June 30, 2004. Subsequent to the combination of Tenet and LGA, the Company intends to begin growing its selling effort.

LGA's combination with Tenet has resulted in the conversion of all LGA shareholder debt and the realization of up to approximately $600,000 in new shareholder equity, of which LGA has booked $300,000 to date. With the conversion of all LGA shareholder debt and the new equity, LGA's financial profile has improved over the last year. LGA's improved capital structure has allowed the Company to expended resources that better profile the organization to sell product. In parallel, this capital has also allowed LGA to finish several important product designs and begin reviews of this intellectual property with potential licensees. It is likely that selling expenses for 2005 will increase relative to 2004.

LGA has a $250,000 equity commitment from an existing shareholder that will be sufficient to meet our capital needs for a limited period of time. In order for LGA to continue operating beyond the utilization of this capital, it will need to increase revenues sufficiently so that the margin generated meets or exceeds the Company's expenditures. Based on LGA's operating history, it is probable, although not certain, that the Company will need to raise additional capital in order to achieve and sustain profitable operations. LGA has a history of attaining growth capital from three sources, 1) equity sales, 2) product margin
3) licensing revenue. LGA's preference among these three capital generating choices is with the later two. LGA has opportunities, exclusive of equity sales, to generate the capital required for growth from product margin and licensing revenue and we intend to pursue these opportunities.

Product development expenses increased 21% to $45,770 in 2004 from $36,288 in 2003. An important element of LGA's business model is its ability to create novel product designs that include patentable attributes. The process of creating new intellectual property and improving existing LGA technology will result in ongoing expenses for the Company.

Net income for the year was $495,709 or $0.14 per share as compared to ($407,204) or ($0.12) per share in 2003. LGA's 2004 net income is an accounting anomaly created by the accounting treatment accorded the conversion of $1,518,440 of convertible debt. Please see Financial Statements Note (2).

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased from $6,192 at year-end 2003 to $180,619 at year-end 2004. Because of the combination of Tenet and LGA, and the conversion of LGA's outstanding debt into Tenet equity, LGA's near term cash position has been improved.

LGA has plans to increase product sales by increasing the profile of the Company's products with the public, retailers and dealers. Currently LGA sales and promotion efforts are limited to editorial reviews by the media, our web site, and customers that see our products on the road. LGA is currently initiating meetings with recreational vehicle OEM's, dealers and distributors for the purpose of adding our products to their sales programs. LGA will be adding personal in Colorado Springs to support its selling effort.

The Company regularly evaluates its intellectual property portfolio in light of market, product or potential licensing opportunities for its designs. LGA has successfully licensed some of it's intellectual property. However, the royalties derived from the licenses attained to date, although relatively significant for LGA, have not on their own been sufficient for the Company to achieve ongoing profitable operations. LGA is aware of opportunities to license additional pieces of its intellectual property, but no assurances can be made as to whether it will be successful converting these opportunities into meaningful revenue for the Company.

The Company reported a working capital deficit of $168,013 as of June 30, 2004. This deficit is primarily attributable to LGA's unearned royalty income that is carried on the books as a liability and earned ratably over the life of the technology license. De facto, the working capital deficit is also attributable to LGA's limited working capital.

Operating activities used $185,043 of cash in 2004 as compared to using $269,406 in the corresponding period of the prior fiscal year.

While a portion of the current liabilities, approximately $81,739, is owed to present officers and/or directors, there can be no assurances that these officers/directors will not seek payment in the near term.

Inflation has not had a significant impact on the Company's operations.

Item 7. Financial Statements.


                          Index to Financial Statements

                        TENET INFORMATION SERVICES, INC.
                         (formerly Let's Go Aero, Inc.)
                                                                          Page
                                                                         -----

Report of Independent Auditors ........................................   F-2

Balance Sheet at June 30, 2004 ........................................   F-3

Statements of Operations, for the years ended
     June 30, 2004 and 2003 ...........................................   F-4

Statement of Changes in Shareholders' Deficit for the period from
     July 1, 2002 through June 30, 2004 ...............................   F-5

Statements of Cash Flows, for the years ended
     June 30, 2004 and 2003 ...........................................   F-6

Notes to financial statements .........................................   F-7

                         TENET INFORMATION SERVICES, INC

Reports of independent auditors .......................................   F-15

Consolidated balance sheet at June 29, 2004 ...........................   F-17

Consolidated statements of operations for the years ended
     June 29, 2004 and June 30, 2003 ..................................   F-18

Consolidated statement of changes in shareholders' equity from
     July 1, 2002 through June 29, 2004 ...............................   F-19

Consolidated statements of cash flows for the years ended
     June 29, 2004 and June 30, 2003 ..................................   F-20

Notes to consolidated financial statements ............................   F-21

                UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS

Introduction ..........................................................   F-27

Pro Forma Condensed Combined Statement of Operations
     for the year ended June 30, 2004 (unaudited) .....................   F-28

Notes to Pro Forma Condensed Combined Financial Information (unaudited)   F-29

                         Report of Independent Auditors


The Board of Directors and Shareholders
Tenet Information Systems, Inc.:


We have audited the accompanying balance sheet of Tenet Information Systems, Inc. (formerly Lets Go Aero, Inc.) as of June 30, 2004, and the related statements of operations, shareholders' deficit, and cash flows for each of the years in the two-year period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Companies Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tenet Information Systems, Inc. (formerly Lets Go Aero, Inc.) as of June 30, 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States.



/s/ Cordavano and Honeck, P.C.
------------------------------
Denver, Colorado
August 14, 2004

                        TENET INFORMATION SERVICES, INC.
                         (Formerly Let's Go Aero, Inc.)
                                  Balance Sheet
                                  June 30, 2004


                                     Assets
Current assets:
    Cash .........................................................   $ 180,619
    Trade accounts receivable ....................................      24,370
    Inventory, at the lowest of cost to market (Note 3) ..........      55,001
    Note receivable, current portion (Note 3) ....................       8,206
    Other current assets .........................................       2,290
                                                                     ---------

                  Total current assets ...........................     270,484

Property and equipment, at cost,
    net of accumulated depreciation (Note 3) .....................      43,061
Intangible assets (Note 3) .......................................      51,093
Note receivable, net of current portion (Note 3) .................      12,946
Other assets .....................................................       4,877
                                                                     ---------

                  Total assets ...................................   $ 382,462
                                                                     =========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable .............................................   $ 171,616
    Accrued payroll ..............................................      81,739
    Unearned revenue (Note 4) ....................................     175,000
    Note payable, related party (Note 2) .........................      10,142
                                                                     ---------

                  Total current liabilities ......................     438,497
                                                                     ---------

Commitments and contingencies (Note 6) ...........................        --

Shareholders' deficit (Note 5):
    Preferred stock, $.01 par value;  authorized 1,000,000 shares,
       issued and outstanding, -0- shares ........................        --
    Common stock, $.001 par value;  authorized 100,000,000 shares,
       issued and outstanding, 6,779,074 shares ..................       6,779
    Additional paid-in capital ...................................        --
    Retained loss ................................................     (62,813)
                                                                     ---------

                  Total shareholders' deficit ....................     (56,034)
                                                                     ---------

                                                                     $ 382,464
                                                                     =========
                 See accompanying notes to financial statements

                        TENET INFORMATION SERVICES, INC.
                         (Formerly Let's Go Aero, Inc.)
                            Statements of Operations
                                                              For the Years Ended
                                                                    June 30,
                                                          --------------------------
                                                             2004            2003
                                                          -----------    -----------
Sales and Revenue:
    Product sales .....................................   $   128,266    $   164,334
    Royalty revenue ...................................        60,000         60,000
                                                          -----------    -----------
                   Total sales and revenue ............       188,266        224,334
                                                          -----------    -----------

Costs and expenses:
    Costs of sales and revenue ........................        80,085        131,340
    Stock-based compensation (Note 5) .................          --            5,104
    Research and development ..........................        45,770         36,288
    General and administrative ........................       428,332        458,239
                                                          -----------    -----------
                      Costs and expenses ..............       554,187        630,971
                                                          -----------    -----------

                      Operating loss ..................      (365,921)      (406,637)

Other income (expense):
    Other income ......................................            53              8
    Non-cash gain on debt conversion to equity (Note 5)       861,577           --
    Net gain on the sale of property ..................          --               92
    Other expense .....................................          --             (667)
                                                          -----------    -----------

                   Net income (loss) ..................   $   495,709    $  (407,204)
                                                          ===========    ===========

Pro forma adjustments (Note 1):
    Officers/directors salaries .......................          --             --
    Income taxes ......................................          --             --
                                                          -----------    -----------
                   Pro forma net income (loss) ........   $   495,709    $  (407,204)
                                                          ===========    ===========

Basic and diluted income (loss) per share .............   $      0.14    $     (0.12)
                                                          ===========    ===========
Basic and diluted pro forma income (loss) per share ...   $      0.14    $     (0.12)
                                                          ===========    ===========
Number of weighted average common shares
    outstanding .......................................     3,557,146      3,392,310
                                                          ===========    ===========

                 See accompanying notes to financial statements

                        TENET INFORMATION SERVICES, INC.
                         (Formerly Let's Go Aero, Inc.)
                  Statement of Changes in Shareholders' Deficit

                                                                        Additional
                                                  Common Stock           Paid-in
                                           -------------------------   -----------     Retained
                                             Shares       Par Value      Capital        Deficit          Total
                                           -----------   -----------   -----------    -----------    -----------
Balance at
    July 1, 2002 ....................... *   3,383,968   $     3,384   $   724,732    $(1,779,505)   $(1,051,389)
Sale of shares for cash ................ *      26,317            26        40,474           --           40,500
Shares issued in exchange for
    accrued interest ................... *      10,966            11         5,423           --            5,434
Common stock options granted (Note 5) ..          --            --           5,104           --            5,104
Net loss for the year ..................          --            --            --         (407,204)      (407,204)
                                           -----------   -----------   -----------    -----------    -----------
Balance at
    June 30, 2003 ...................... *   3,421,251         3,421       775,733     (2,186,709)    (1,407,555)

Sale of shares for cash ................ *     151,325           151        73,349           --           73,500
Shares issued in exchange for
    debt conversion (Note 5) ........... *   2,189,638         2,190       654,123           --          656,313
Reverse acquisition of Tenet Information
Services, Inc. (Note 7) ................     1,016,860         1,017       124,982           --          125,999
Net income for the year ................          --            --            --          495,709        495,709
S Corporation termination ..............          --            --      (1,628,187)     1,628,187           --
                                           -----------   -----------   -----------    -----------    -----------
Balance at
    June 30, 2004 ......................     6,779,074   $     6,779   $      --      $   (62,813)   $   (56,034)
                                           ===========   ===========   ===========    ===========    ===========

      *  Restated from 2,619 (See Note 1)

                 See accompanying notes to financial statements

                        TENET INFORMATION SERVICES, INC.
                         (Formerly Let's Go Aero, Inc.)
                            Statements of Cash Flows
                                                                            For the Years Ended
                                                                                 June 30,
                                                                        --------------------------
                                                                           2004            2003
                                                                        -----------    -----------
Cash flows from operating activities:
    Net income (loss) ...............................................   $   495,709    $  (407,204)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization ..............................        22,492         23,713
         Gain on debt conversion (Note 5) ...........................      (861,577)            92
         Stock issued for noncash consideration .....................          --           10,544
         Changes in assets and liabilities, net of effects of reverse acquisition of Tenet Information Systems, Inc.:
             Assets .................................................       (12,356)       121,896
             Noncash accrued interest expense .......................       170,689        (18,447)
                                                                        -----------    -----------
                  Net cash provided by (used in)
                     operating activities ...........................      (185,043)      (269,406)
                                                                        -----------    -----------

Cash flows from investing activities:
    Purchase of equipment and other assets ..........................       (28,124)       (18,999)
    Proceeds from sale of equipment .................................          --            6,900
    Cash acquired in acquisition of
      Tenet Information Systems, Inc (Note 7) .......................       164,094           --
                                                                        -----------    -----------
                  Net cash provided by (used in)
                     investing activities ...........................       135,970        (12,099)
                                                                        -----------    -----------

Cash flows from financing activities:
    Proceeds from  long-term debt ...................................       150,000        185,267
    Sale of common stock ............................................        73,500         40,500
                                                                        -----------    -----------
                  Net cash provided by
                     financing activities ...........................       223,500        225,767
                                                                        -----------    -----------

                  Net change in cash ................................       174,427        (55,738)

    Cash, beginning of period .......................................         6,192         61,930
                                                                        -----------    -----------

    Cash, end of period .............................................   $   180,619    $     6,192
                                                                        ===========    ===========

Supplemental disclosure of cash flow information: Cash paid during the year for:
      Income taxes ..................................................   $      --      $      --
                                                                        ===========    ===========
      Interest ......................................................   $      --      $      --
                                                                        ===========    ===========

    Noncash investing and financing transactions:
      Acquisition of Tenet Information Systems, Inc.:
         net assets (net of cash) ...................................   $   (38,095)   $      --
                                                                        ===========    ===========
      Stock issued in exchange for long-term debt ...................   $   656,313    $      --
                                                                        ===========    ===========
      Accrued interest added to loan principal ......................   $   184,857    $      --
                                                                        ===========    ===========
      Long-term debt converted to common stock ......................   $(1,518,470)   $      --
                                                                        ===========    ===========

                 See accompanying notes to financial statements

                         TENET INFORMATION SYSTEMS, INC.
                          (Formerly Lets Go Aero, Inc.)
                          Notes to Financial Statements


(1) Organization and summary of significant accounting policies

Organization, basis of presentation and Liquidity
-------------------------------------------------
Lets Go Aero, Inc. ("We", "Us" or "Our") was incorporated in Colorado on April 14, 1998. We develop intellectual property for the automotive, recreation vehicle and recreation industries. We also manufacture and distribute various types of specialty trailers and cargo carrying enhancements as well as related parts, accessories and services for the automobile, recreational vehicle and recreational equipment industries. Specialty trailers are manufactured at our outsourced facilities in Elkhart, Indiana while accessories are currently manufactured in our outsourced facilities in Colorado Springs. We also sell our products directly to end-user customers.

Inherent in our business are various risks and uncertainties, including our limited operating history, historical operating losses and dependence upon strategic alliances. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We have experienced negative cash flow from operations since our inception and we have expended, and expect to continue to expend, substantial funds to continue our development and marketing efforts. As a result, we had a net capital deficiency at June 30, 2004. Based on our current operating plans, management believes that cash at June 30, 2004, along with proceeds from future revenues, futures sales of common stock and the cash received in our recent recapitalization, will be sufficient to meet operating needs for the foreseeable future. The actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control. Lower than anticipated sales of our products or higher than anticipated expenses could require us to need additional financing sooner than expected. There is no assurance that we will be successful in selling additional shares of common stock to the public. Our business plan projects profits in June 2005.

Effective June 30, 2004, we acquired Tenet Information Systems, Inc., a Utah public shell company, in a reverse acquisition in order to access the capital markets to fund our business plans. This acquisition also provided $125,999 in net assets and $164,094 in cash.

In 2004, we changed our year-end from December 31.

Fair Values of Financial Instruments
------------------------------------
The carrying values of cash, accounts receivable, notes receivable, accounts payable, notes payable and accrued liabilities approximate fair value due to (1) the short-term maturities of these assets and liabilities or (2) their terms.

Financial Statement Estimates
-----------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The more significant estimates are used for such items as: valuation of inventory, depreciable lives of property and equipment, allowance for doubtful accounts, and reserves for warranty. As better information becomes available or as actual amounts are determinable, the recorded estimates are revised. Ultimate results could differ from these estimates.

Concentrations
--------------
We purchase all of our plastic shells from one supplier. The purchases represented approximately 46 % and 44 % of cost of sales for the years ended June 30, 2004 and 2003, respectively. Although there are a limited number of

                         TENET INFORMATION SYSTEMS, INC.
                          (Formerly Lets Go Aero, Inc.)
                          Notes to Financial Statements


manufacturers of plastic shells, management believes that other suppliers could provide similar shells on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Receivables
-----------
Receivables are stated net of an allowance for doubtful accounts of $-0- at June 30, 2004. We believe that all receivables at June 30, 2004 are fully collectible.

Inventories
-----------
Inventories are stated at the lower of cost, as determined on average cost basis, or market and includes materials, labor and overhead costs. Raw materials consist of the cost of materials required to produce trailers and accessories and to support parts sales and service. Work in process consists of costs related to materials, plastic shells, labor and overhead related to the production process.

Prepaid expenses
----------------
Prepaid expenses primarily include the unamortized portion of annual casualty and third party liability insurance premiums. These premiums are amortized to expense over the insurance year.

Property and Equipment
----------------------
 Property and equipment are stated at cost, while repair and maintenance items are charged to expense as incurred. Depreciation is provided for financial reporting purposes using straight-line and accelerated methods over estimated useful lives of 3 to 7 years for machinery and equipment and 10 years for furniture.

Certain tooling used to make our plastic shells is held for use at our subcontractors' facilities in Elkhart, Indiana.

Intangible Assets
-----------------
We have patents issued and pending to protect our intellectual property. These patents relate to how cargo can be attached and carried on a vehicle's hitch receiver, frame, or body surface. Patents are amortized on a straight-line basis and charged to amortization expense over the anticipated life of the patent. Costs of patents pending are deferred until the patent is granted. We will not begin amortization until the patent is granted.

Impairment of Long-Lived Assets
-------------------------------
In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate our long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value determine the amount of the impairment recognized. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions that could change in the future.

Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset. No impairment charges were recognized during each of the years ended June 30, 2004 and 2003.

                         TENET INFORMATION SYSTEMS, INC.
                          (Formerly Lets Go Aero, Inc.)
                          Notes to Financial Statements


Revenue Recognition
-------------------
We recognize revenue from the sale of trailers and accessories when there is persuasive evidence that title and risks of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. Accordingly, no provision for sales allowances or returns is normally required except in unusual circumstances.

Revenue from sales of parts is recognized when the part has been shipped. Revenues related to shipping and deliveries are included as a component of net sales and the related shipping costs are included as a component of cost of sales.

Royalty income is recognized based on the terms specified in contractual settlement agreements.

Product Warranty
----------------
Our products are covered by product warranties for one year after the date of sale. At the time of sale, the Company recognizes estimated warranty costs, based on prior history and expected future claims, by a charge to cost of sales and records an accrued liability. The accrued liability is reduced as actual warranty costs are paid and is evaluated periodically to validate previous estimates and known requirements and adjusted as necessary.

Research and Development Expenses
---------------------------------
Research and development expenses were incurred in fiscal 2004 and 2003 and totaled $45,000 and $36,288, respectively. R&D costs are expensed as incurred.

Income Taxes
------------
We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In tax years prior to June 30, 2004, we elected to be taxed as an S corporation on our federal and state income tax returns. In lieu of corporate income taxes, the shareholders were taxed on their proportionate share of our earnings from the effective date of the election, which was March 1998.

For periods prior to the revocation of our tax status, we have provided unaudited pro forma income tax information in our statements of operations to reflect as salaries distributions to officers/directors made while we were an S corporation and to reflect an estimated tax provision. Note 8 is presented in accordance with SFAS 109 as if we had been subject to Federal and state income taxes during fiscal years 2004 and 2003.

Stock-based Compensation
------------------------
The Company accounts for all stock options under SFAS No. 123. However, as permitted by SFAS No. 123, the Company accounts for stock options granted to employees under the intrinsic method and stock options granted to non-employees under the fair value method. Directors, acting in their capacity as directors, are considered employees for this purpose. Under the intrinsic method, no compensation expense is recorded if the option's price equals or exceeds the fair value of the underlying stock. Under the fair value method, compensation expense is recorded based on the fair value of the option. When the intrinsic value method is elected, compensation expense is measured also under the fair value method, but reported on a "pro forma" basis. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                         TENET INFORMATION SYSTEMS, INC.
                          (Formerly Lets Go Aero, Inc.)
                          Notes to Financial Statements


The value of shares of stock issued for services to 3rd party vendors and suppliers is computed based on the quoted market price of our common stock on the dates the services were performed.

Pro Forma Adjustments
---------------------
The accompanying statements of operations include pro forma adjustments to reflect as salaries distributions to officers/shareholders which were made while we were an S corporation and to reflect an estimated provision for income taxes. The effective income tax rate used on the pro forma adjustments is that estimated had we been a C corporation during the periods presented.

Earnings (Loss) Per Share
-------------------------
Basic earnings (loss) per share are determined by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share are determined by dividing net income (loss) by the weighted-average number of common shares and common stock equivalents outstanding, increased by the assumed exercise of stock options convertible into common stock, for which the effect of exercise using the treasury stock method would be dilutive.
All common shares reflected in the accompanying financial statements have been restated upon the exchange rates of common stock issued in connection with the reverse acquisition of Tenet Information Systems, Inc.

New Accounting Pronouncements
-----------------------------
In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation No. 45). Interpretation No. 45 clarifies the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Interpretation No. 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain types of guarantees. Certain types of guarantees are not subject to the initial recognition and measurement provisions of Interpretation No. 45 but are subject to its disclosure requirements. The initial recognition and initial measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the date of the initial application of Interpretation No. 45 shall not be revised or restated. The disclosure requirements in Interpretation No. 45 are effective for financial statements of interim or annual periods ended after December 15, 2002. We applied the initial recognition and initial measurement provisions of Interpretation No. 45 to guarantees issued or modified after December 31, 2002. For more information on the Company's guarantees and the disclosure requirements of Interpretation No. 45, as applicable to the Company, see Notes 2 and 8 to these consolidated financial statements.

In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123" (SFAS 148). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. We adopted the transitional disclosure provisions of SFAS No. 148 for the year ended June 30, 2003.

                         TENET INFORMATION SYSTEMS, INC.
                          (Formerly Lets Go Aero, Inc.)
                          Notes to Financial Statements


In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will apply SFAS No. 150 to any financial instruments entered into or modified after May 31, 2003. The transition to SFAS No. 150 did not have a material effect on our Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), revised December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial
Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. We do not expect the impact of this new interpretation to have a material impact on our Company's financial position or results of operations because it does not have any such entities.

(2)  Related Party Transactions

We have a note payable in the amount of $10,142 due to a former director at June 30, 2004. The note bears interest at 8% and is unsecured and due on demand. During the year ended June 30, 2004, principal payments of $16,294 were made to the former director. The note payable is reflected as note payable, related party in the accompanying financial statements.

In June 2004, we issued 2,189,638 shares of our common stock to extinguish convertible debt totaling $1,518,440. The convertible debt consisted of notes payable to insiders and was converted at the rate of approximately 1.45 shares of common stock for each $1.00 of notes payable. We recorded a gain on the beneficial conversion in the accompanying financial statements totaling $861,577 with a corresponding credit to paid-in-capital.

(3) Balance Sheet Components

Inventory
---------

At June 30, 2004, inventory consisted of:

Raw materials...........    $15,119
Finished goods..........     39,882
                            -------
                            $55,001
                            =======

Property and Equipment
----------------------

At June 30, 2004, major classes of property and equipment were:

Furniture and fixtures .................   $  20,433
Equipment ..............................      84,894
Tooling, held offsite ..................       8,361
                                           ---------
                                             113,688
Less: accumulated depreciation               (70,627)
                                           ---------
                                           $  43,061
                                           =========

                         TENET INFORMATION SYSTEMS, INC.
                          (Formerly Lets Go Aero, Inc.)
                          Notes to Financial Statements


Intangible Assets
-----------------

At June 30, 2004, intangible assets consisted of:

Patents, net of $13,319 in accumulated amortization.......   $39,579
Deferred patent application costs ........................    11,513
                                                             -------
                                                             $51,092
                                                             =======
Note Receivable
---------------

At June 30, 2004, note receivable consisted of:


Unsecured note receivable from an individual,  with interest at 8 percent,  with quarterly installments of $2,000, maturing
       in February 2007 ................................   $ 21,152
Less: current portion ..................................     (8,206)
                                                           --------
                                                           $ 12,946
                                                           ========

(4) Unearned Revenue

In May 2002, we licensed certain intellectual property to Sport Rack International/Valley Industries, Inc. for five years. We received an upfront payment against future royalties of $300,000, which we deferred. For accounting purposes, we reflect the payment in royalty income, pro-rata, over the life of the licenses. In fiscal years 2004 and 2003, respectively, we recognized $60,000 and $60,000 in royalty revenue. The balance of unearned revenue was $175,000 as of June 30, 2004.

(5) Shareholders' Deficit

Features of Preferred Stock
Our preferred stock may be issued from time-to-time in one or more series. Our Board of Directors is authorized to (1) divide the preferred stock into series;
(2) establish the number of preferred shares in a series; and (3) fix and determine the relative rights and preferences of any series of our preferred stock.

Debt Conversion
---------------
On June 30, 2004, we issued 2,189,638 shares of our common stock to extinguish debt totaling $1,518,440. The debt consisted of notes payable plus accrued interest payable to insiders convertible into common stock at the rate of approximately 1.45 shares for each $1.00 of notes payable. The quoted market price of the common stock on the conversion date was $.30 per share or $656,892. We recorded a gain on the beneficial conversion of $861,577.

Stock Options
-------------
In September 2002, we granted options to a consultant to purchase 53,935 shares of its common stock for media consulting services. The options were vested and exercisable as of the grant date and expire in September 2007. In March 2003, we granted options to a consultant to purchase 30,203 shares of our common stock for consulting services. The options were vested and exercisable as of the grant date and expire in March 2008. In April 2003, we granted options to a consultant to purchase 280,459 shares of our common stock for consulting services. These options were vested and exercisable as of the grant date and expire in April 2008. We recorded $5,104 in stock-based compensation related to the option grants.

The weighted average fair value of options granted during fiscal year 2003 estimated on the dates of grant using the Black-Scholes option-pricing model was approximately $.01 per share. The fair value of the options granted is estimated on the date of grant using the following assumptions: dividend yield of zero, expected volatility of -0- percent, risk-free interest rate of 2 percent, and an expected life of 2.5 years. No options were exercised during the year ended June 30, 2004.

The status of the Company's stock options are summarized as follows:

                                                       Weighted
                                             Number    Average
                                           of Shares   Exercise
                                          Exercisable   Price
                                           ---------   ---------
            Outstanding at July 1, 2002    1,143,411   $   0.70
            Granted ....................     364,597   $   0.70
            Exercised ..................        --         --
            Canceled ...................        --         --
                                           ---------   ---------
            Outstanding at June 30, 2003   1,508,008   $   0.70
            Granted ....................        --         --
            Exercised ..................        --         --
            Canceled ...................        --         --
                                           ---------   ---------
            Outstanding at June 30, 2004   1,508,008   $   0.70
                                           =========   =========

As of June 30, 2004, the quoted market price of the Company's common stock, as determined by a national quotation system, was $0.30 per share.


(6) Commitments

We lease our office space under a non-cancelable operating lease. Future minimum lease payments are as follows for the years ending June 30:

         2005..........   $15,689
         2006..........    16,473
         2007..........    15,796
                          -------
                          $47,958
                          =======

We recorded rent expense in the amount of $25,144 and $20,697 for the years ended June 30, 2004 and 2003, respectively.

(7) Reverse Acquisition

On June 30, 2004, Lets Go Aero, Inc. ("LGA") exchanged 100 percent of its outstanding shares of common stock for 5,762,214 shares of the common stock of Tenet Information Systems, Inc. ("TIS") in a reverse acquisition. This acquisition has been treated as a recapitalization of LGA, a Colorado corporation, with TIS the legal surviving entity. Since TIS had, prior to recapitalization, minimal assets (consisting principally of cash and receivables) and no operations, the recapitalization has been accounted for as the sale of 1,016,860 shares of LGA common stock for the net assets of TIS. Costs of the transaction have been charged to the period.

(8)  S Corporation Termination

We terminated our S Corporation tax status on June 30, 2004 in conjunction with debt conversion discussed in Note 5. At that date we had $1,691,000 in undistributed losses. The accompanying financial statements include the transfer of $1,628,189 from accumulated deficit to additional paid-in capital.

                         Report of Independent Auditors


To The Board of Directors of
Tenet Information Services, Inc:


We have audited the accompanying consolidated balance sheet of Tenet Information Services, Inc. (a Utah corporation) and subsidiary as of June 29, 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended June 29, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tenet Information Services, Inc. and subsidiary as of June 29, 2004, and the results of its operations and its cash flows for the year ended June 29, 2004 in conformity with accounting principles generally accepted in the United States.




/s/ Cordovano and Honeck, P.C.
------------------------------
Cordovano and Honeck, P.C.
Denver, Colorado
September 13, 2004

               Report of Independent Certified Public Accountants


To The Board of Directors and Stockholders Tenet Information Services, Inc.


We have audited the accompanying consolidated balance sheet of Tenet Information Services, Inc. (a Utah corporation) and subsidiary as of June 30, 2003 (not separately included herein) and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2003 and 2002 (not separately included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tenet Information Services, Inc. as of June 30, 2003, and the results of their operations and their cash flows for years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.




/s/ Hansen, Barnett & Maxwell
-----------------------------
Hansen, Barnett & Maxwell
Salt Lake City, Utah
September 5, 2003

                        Tenet Information Services, Inc.
                           Consolidated Balance Sheet
                                  June 29, 2004

                                     Assets
Current assets:
    Cash and cash equivalents ....................................  $   164,094
    Accounts and notes receivables:
       Trade, net of allowance ...................................        9,850
       Notes, current portion (Note 3) ...........................        8,206
                                                                    -----------
                  Total current assets ...........................      182,150

Property and equipment, at cost ..................................        5,175
       Less: accumulated depreciation ............................       (4,057)
                                                                    -----------
                                                                           1,118

Notes receivable, net of current portion (Note 3) ................       12,946
Other assets .....................................................        3,575
                                                                    -----------

                Total assets .....................................  $   199,789
                                                                    ===========

                      Liabilities and Shareholders' Equity
Liabilities:
    Accounts payable .............................................  $    43,370
    Accrued expenses .............................................       20,278
    Note payable, related party (Note 2) .........................       10,142
                                                                    -----------
                  Total liabilities ..............................       73,790
                                                                    -----------

Commitments (Note 4) .............................................         --

Shareholders' equity (Note 6):
    Preferred stock , $.01 par value; authorized 1,000,000 shares,
       issued and outstanding -0- shares .........................         --
    Common stock , $.001 par value; authorized 100,000,000 shares,
       issued and outstanding  1,018,310 shares ..................        1,017
    Additional paid-in capital ...................................    4,896,715
    Accumulated deficit ..........................................   (4,771,733)
                                                                    -----------

                  Total shareholders' equity .....................      125,999
                                                                    -----------

                                                                     $   199,789
                                                                    ===========

           See accompanying notes to consolidated financial statements

                        Tenet Information Services, Inc.
                      Consolidated Statements of Operations
                                                                For Years Ended
                                                            ----------------------
                                                             June 29,    June 30,
                                                               2004        2003
                                                            ---------    ---------
Revenues ................................................   $  74,139    $ 525,856

Cost of revenues ........................................        --        189,756
                                                            ---------    ---------

Gross profit ............................................      74,139      336,100

Other operating expenses:
    Selling, general and administrative .................     214,571      220,387
    Software development ................................        --        119,984
                                                            ---------    ---------

               Loss from operations .....................    (140,432)      (4,271)

Other income and expenses:
    Interest income .....................................       2,359          342
    Interest expense ....................................      (3,917)     (17,706)
    Gain from sale of operations (Note 3) ...............     308,559         --
    Gain from extinguishment of debt (Note 5) ...........      19,288         --
    Reimbursement of expenses ...........................      53,987         --
                                                            ---------    ---------

               Income before income taxes ...............     239,844      (21,635)

    Income tax provision (Note 7) .......................        --           --
                                                            ---------    ---------

               Net income from continuing operations ....     239,844      (21,635)

Discontinued operations - profit from consulting division
    (net of gain on sale of assets of $74,804) ..........        --         99,109
                                                            ---------    ---------

               Net income ...............................   $ 239,844    $  77,474
                                                            =========    =========

Basic earnings per common share:
    Income before discontinued operations ...............   $    0.25    $   (0.02)
                                                            =========    =========

    Discontinued operations .............................   $    --      $    0.10
                                                            =========    =========

    Net income ..........................................   $    0.25    $    0.08
                                                            =========    =========

Weighted average number of common shares outstanding * ..     971,027      966,810
                                                            =========    =========

     *  Restated 1 for 20 stock split. See Note 6

           See accompanying notes to consolidated financial statements

                        Tenet Information Services, Inc.
            Consolidated Statement of Changes in Shareholders' Equity
                       July 1, 2002 through June 29, 2004
                                                                                              Deficit
                                                                                             accumulated
                                     Preferred Stock        Common Stock       Additional      during
                                  ---------------------   -------------------   paid-in      development
                                 Shares     Par Value      Shares   Par Value   capital        stage         Total
                                  -----   -------------   ---------   ------   ----------   -----------    ---------
Balance at
        July 1, 2002 ..........    --     $        --*      968,310   $  967   $4,872,265   $(5,089,051)   $(215,819)
Net income ....................    --              --          --       --           --          77,474       77,474
                                  -----   -------------   ---------   ------   ----------   -----------    ---------

Balance at
       June 30, 2003 ..........    --              --       968,310      967    4,872,265    (5,011,577)    (138,345)
Stock issued as compensation on
    June 8, 2004 (Note 1) .....    --              --        50,000       50       24,450          --         24,500
Net income ....................    --              --          --       --           --         239,844      239,844
                                  -----   -------------   ---------   ------   ----------   -----------    ---------

Balance at
    June 29, 2004 .............    --     $        --     1,018,310   $1,017   $4,896,715   $(4,771,733)   $ 125,999
                                  =====   =============   =========   ======   ==========   ===========    =========

     * Restated 1 for 20 stock split. See Note 6.

           See accompanying notes to consolidated financial statements

                        Tenet Information Services, Inc.
                      Consolidated Statements of Cash Flows
                                                                 For Years Ended
                                                         -----------------------------
                                                        June 29, 2004    June 30, 2003
                                                         ------------     ------------
Cash flows from operating activities:
    Net loss .........................................   $    239,844     $     77,474
    Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation and amortization ................          1,824            9,462
        Provision for bad debt .......................          1,611             --
        Common stock issued for services .............         24,500             --
        Gain from sale of operations .................       (308,559)         (74,804)
        Gain from extinguishment of debt .............        (19,288)            --
        Changes in operating assets and liabilities:
          Current assets .............................         79,636           29,364
          Current liabilities ........................       (212,308)         (44,597)
                                                         ------------     ------------

                 Net cash used in
                   operating activities ..............       (192,740)          (3,101)

Cash flows from investing activities:
    Purchase of assets ...............................           --             (4,234)
    Proceeds from sale of assets .....................        314,400             --
    Proceeds from collections of loans ...............          4,548             --
                                                         ------------     ------------

                 Net cash provided by
                   investing activities ..............        318,948           (4,234)

Cash flows from financing activities:
    Payments to lines of credit, notes payable and
      and current portion of long-term debt ..........        (33,364)            --
                                                         ------------     ------------

                 Net cash used in
                   financing activities ..............        (33,364)            --

                 Net change in cash and
                   cash equivalents ..................         92,844           (7,335)

Cash and cash equivalents:
    Beginning of period ..............................         71,250           78,585
                                                         ------------     ------------

    End of period ....................................   $    164,094     $     71,250
                                                         ============     ============


Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
      Interest .......................................   $      3,917     $      5,669
                                                         ============     ============
      Income taxes ...................................   $       --       $       --
                                                         ============     ============
      Note receivable from sale of consulting division   $       --       $     25,700
                                                         ============     ============
      Disposal of furniture, fixtures and equipment ..   $       --       $     94,824
                                                         ============     ============
    Noncash operating activities:
      Extinguishment of debt .........................   $     19,288     $       --
                                                         ============     ============

           See accompanying notes to consolidated financial statements

                        Tenet Information Services, Inc.
                   Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies

Organization

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

Tenet sold its consulting division on May 23, 2003 and its remaining operations on October 22, 2003. (See Note 3.)

Basis of Presentation

The consolidated financial statements include the accounts of the Company's majority-owned subsidiary after the elimination of all significant intercompany accounts and transactions. The accompanying consolidated financial statements for the year ended June 30, 2003 include reclassifications that were made to conform to the current year presentation. Those reclassifications had no impact on reported net income or stockholders' equity. The Company consolidates entities when it has the ability to control the operating and financial decisions and policies of that entity. The determination of ability to control or exert significant influence over an entity involves the use of judgment of the extent of the control or influence and that of the other equity owners or participants of the entity.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at June 29, 2004.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to ten years. Maintenance and repairs are charged to expense as incurred and major improvements or betterments are capitalized. Gains or losses on sales or retirements are included in the statement of operations in the year of disposition.

                        Tenet Information Services, Inc.
                   Notes to Consolidated Financial Statements



Software Development Costs

Costs incurred in creating computer software products are charged to operations as software development expense prior to the development of a detailed program design or a working model. After the detailed program design or working model is established, costs of producing product masters are capitalized as software development costs. The Company had no capitalized software costs at June 29, 2004.

Costs of maintenance and customer support are recognized as expense when the related revenue is recognized or when those costs are incurred, whichever occurs first.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates their long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value determine the amount of the impairment recognized. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change. The Company had no impaired assets at June 29, 2004.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

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

Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, receivables, trade payables and notes payable. The estimated fair value of financial instruments is not presented, since in management's opinion, there is no material difference between carrying amounts and estimated fair values of financial instruments as presented in the accompanying consolidated balance sheet.

The Company has concentrated its credit risk for cash by maintaining deposits in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in cash.

In the normal course of business, the Company extends credit to its customers. The Company regularly reviews its accounts receivable and makes provisions for potentially uncollectible balances.

                        Tenet Information Services, Inc.
                   Notes to Consolidated Financial Statements


Stock based Compensation

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

No stock-based employee compensation cost related to options is reflected in net income, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and basic and diluted earnings per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

                                                                 For Years Ended
                                                               --------------------
                                                                June 29,   June 30,
                                                                  2004       2003
                                                               ----------   -------
Net Income, as reported ....................................   $  241,255   $77,474
Adjust: Total stock-base employee compensation expense
     determined under fair value based method of all awards,
     including adjustments for forfeited options ...........         --       8,353
                                                               ----------   -------
Pro Forma net income .......................................   $  241,255   $85,827
                                                               ==========   =======
Basic and diluted earnings per common share as reported ....   $     0.25   $  --
                                                               ==========   =======
Basic and diluted earnings per common share pro forma ......   $     0.25   $  --
                                                               ==========   =======


In June 2004, the board of directors approved the issuance of 50,000 shares of the Company's common stock to two of its employee, as compensation. The transaction was valued based on the quoted market price of the stock, which was $0.49 per share. The Company has recorded stock-based compensation expense in the amount of $24,500 in the accompanying consolidated financial statements.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Potentially issuable common shares which consist of stock options are excluded from the calculations of diluted loss per common share because the effects are anti-dilutive.

Warranty Cost

A one-year limited warranty from date of first use is provided on sales of software licenses. The terms of the warranty are extended to all periods where the System is covered by an applicable Support Agreement. Warranty costs have not been material in any year presented; accordingly, these costs are expensed when incurred.


(2) Related Party Transactions

The Company has a note payable in the amount of $10,142 due to an officer/shareholder at June 29, 2004. The note bears interest at 8% and is unsecured and due on demand. During the year ended June 29, 2004, principal payments of $16,294 were made to the related party. The note payable is reflected as note payable, related party in the accompanying consolidated financial statements.

(3) Disposition of Assets

Sale of Consulting Division

On May 23, 2003, the Company sold all the assets of the Company's consulting division to a shareholder and former employee of the Company. The sale included all office and computer equipment associated with the consulting division, which had a net book value of $4,926, and the right to pursue work with the Company's consulting division clients. In exchange for the purchase of the consulting division, the Company received a unsecured note receivable for $25,700, to be paid quarterly at 8% interest for the next three years and nine months or fifteen payments and assumed liabilities totaling $54,030. As of June 29, 2004, the outstanding balance of the notes receivable is $21,152.

The sale resulted in the recognition of a $74,804 gain. The consolidated financial statements present the results from the consulting division as discontinued operations. During the year ended June 30, 2003 the consulting division had revenues of $353,899 and income from operations of $24,305.

Sale of Remaining Operations

The Company entered into an asset purchase agreement with ClinicalVentures, L.L.C. ("CVLLC"), an unrelated third party, on July 29, 2003 to sell substantially all assets related to its EDNet product line, which represented substantially all of its assets remaining after the sale of the consulting division for $339,000. After the sale of assets closed on October 22, 2003 the Company no longer had any business operations. As part of the sale, (1) CVLLC assumed the obligation to support all ongoing maintenance contracts currently in force with EDNet clients; (2) purchased all of the office and computer equipment associated with the EDNet product line; and (3) acquired the right to pursue work with the Company's EDNet product line clients. The Company recorded a gain of $308,559 on the sale, which is included in other income in the accompanying consolidated financial statements.

In conjunction with the asset purchase agreement, the Company and CVLLC executed a software license agreement pursuant to which CVLLC obtained a non-exclusive right and license to use the Company's EDNet and ARCNet tracking software products. The license agreement allows ClinicalVentures to distribute the software for a period of five years. In exchange, CVLLC agreed to pay 5% of the initial software license fees received during the five-year period with respect to new sales or licenses of the EDNet and ARCNet tracking products up to an aggregate of $90,000.


(4) Commitments

The Company occupies its facilities under an operating lease that expires in November 2004. Lease expense for fiscal 2004 and 2003 was $ 22,681 and $29,852, respectively.


(5) Gain on Debt Extinguishments

As of June 30, 2003, the Company had sales tax liability in the amount of $19,288 related to Hawaii excise tax, incurred ten years ago. The excise tax has been repealed by the State of Hawaii and management believes that the statute of limitations of collecting this liability has expired. The liability was written off and $19,288 was recognized as gain from debt extinguishments.

In accordance with SFAS 145, the gain from debt extinguishments did not meet the conditions for being classified as an extraordinary item and therefore was included in continuing operations.

                        Tenet Information Services, Inc.
                   Notes to Consolidated Financial Statements

(6) Capital Stock

Reverse Stock Split

At the special shareholder meeting on October 22, 2003, the shareholders approved a 1 for 20 reverse stock split of the Company's common stock and common stock options. As a result of the reverse split, the Company has 966,756 outstanding shares of stock, after adjustments for fractional shares. The accompanying consolidated financial statements are retroactively stated to reflect the transaction.


(7) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the year ended June 29, 2004.

U.S. Statutory federal rate..........................       15.00%
State income tax rate................................        5.00%
Deferred revenue recognized
     as revenue in the current period...............        -6.00%
Net operating loss for which tax benefit
     is currently available.........................       -14.00%
                                                          ---------
                                                                           0.00%
                                                          =========


At June 29, 2004, the Company had a net operating loss carry forward for federal income tax purposes of approximately $4,576,675, which was fully allowed for in the valuation allowance of $4,576,675. The valuation allowance offset the net deferred asset for which there is no assurance of recovery.

As of June 29, 2004, the Company had research and development and investment tax credit carry forwards of approximately $18,711, which were fully allowed for in the valuation allowance of $18,711.

Due to the reverse acquisition that occurred on June 30, 2004, management believes the Company has undergone an "ownership change" as defined by Section 382 of the Internal Revenue Code. Accordingly, the utilization of a portion of the net operating loss carry forwards may be limited. Due to this limitation, and the uncertainty regarding the ultimate utilization of the net operating loss carry forward and tax credits, no tax benefit for losses has been provided by the Company in the accompanying financial statements. The net operating loss carry forwards and tax credits will expire through fiscal year 2016 and 2006, respectively.

(8)  Stock Option Plan

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

During fiscal year ended June 2004 and June 2003, the Board of Directors did not authorized the issuance of any stock options outside of the Incentive Stock Option Plan to employees of the Company.

A summary of the status of the Company's options outstanding as of June 29, 2004 and June 30, 2003, and changes during the years then ended is presented as follows:

                        Tenet Information Services, Inc.
                   Notes to Consolidated Financial Statements

                                                              Weighted average
                                             Number of shares  exercise price
                                              ------------       -----------
Outstanding at July 1, 2002................        605,000       $  0.10
       Granted.............................         -            $  0.10
       Forfeited ..........................      (180,000)       $  0.10
                                              ------------       -----------
Outstanding at June 30, 2003...............       425,000        $  0.10
       Granted ............................             -        $  0.10
       Forfeited ..........................             -        $  0.10
       Cancelled ..........................      (425,000)       $
                                              ------------       -----------
Outstanding at June 29, 2004...............             -        $  0.00
                                              ============       ===========
Options exercisable at:
       June 29, 2004......................              -        $  0.00
                                              ============       ===========

(9)  Subsequent Events

Merger

Effective, June 30, 2004, Let's Go Aero, Inc. (LGA) exchanged 100 percent of its outstanding shares of common stock for 5,762,219 shares of the common stock of the Company. This acquisition has been treated as a reverse acquisition whereby LGA is considered the surviving entity. Costs of the transactions have been charged to the period. All options to purchase stock under the stock option plans were cancelled.

Lease Cancellation

On July 25, 2004, the Company cancelled its operating lease for its facilities and was released from all future liabilities.

                         TENET INFORMATION SYSTEMS, INC.
                          (formerly Lets Go Aero, Inc.)
              UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                       FOR THE PERIOD ENDED JUNE 30, 2004


The following unaudited pro forma condensed combined statement of operations for the year ended June 30, 2004 (the "pro forma combined financial statements") gives effect to the merger of Lets Go Aero, Inc. ("LGA") and Tenet Information Systems, Inc. ("TIS")

The unaudited pro forma condensed combined statement of operations are presented as if the merger occurred at the beginning of the period presented.

The unaudited pro forma condensed combined financial information should be read in conjunction with the notes to unaudited pro forma condensed combined financial information and the separate audited financial statements and notes thereto of each of the companies included in the pro forma as of their balance sheet dates and for the year ended June 30, 2004 for LGA and June 29, 2004 for TIS.

The unaudited Pro Forma Combined Financial Statements are based upon historical financial statements of LGA and TIS.

The Pro Forma Combined Statements of Operations are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of the dates indicated, or that may be achieved in the future. Furthermore, the Pro Forma Combined Financial Statements do not reflect changes that may occur as the result of post-combination activities and other matters.

                          PRO FORMA CONDENSED COMBINED
                             Statement of Operations
                        For the Year Ended June 30, 2004
                                                                                                 Pro Forma
                                                                                                 Adjustments
                                                                                                  Increase
Pro Forma
                                                        LGA            TIS        (Decrease)       Combined
                                                    -----------    -----------    -----------    -----------
Revenues ........................................   $   188,266    $    74,139    $      --      $   262,405
Cost of revenues ................................       (80,085)          --             --          (80,085)
                                                    -----------    -----------    -----------    -----------
                                                        108,181         74,139           --          182,320
Costs and expenses:
     Selling, general and administrative ........       428,332        160,584           --          588,916
     Research and development ...................        45,770           --             --           45,770
                                                    -----------    -----------    -----------    -----------
        Total operating expenses ................       474,102        160,584           --          634,686

        Operating loss ..........................      (365,921)       (86,445)          --         (452,366)

Other income and (expense):
     Other income (expense), net ................            53         (1,558)          --           (1,505)
     Gain from sale of operations ...............          --          308,559       (308,559)          --
     Gain from extinguishment of debt ...........          --           19,288           --           19,288
     Gain from conversion of debt ...............       861,577           --         (861,577)          --
                                                    -----------    -----------    -----------    -----------
        Loss before income taxes ................       495,709        239,844     (1,170,136)      (434,583)

Provision for income taxes (benefit) ............          --             --             --             --
                                                    -----------    -----------    -----------    -----------
        Net income ..............................   $   495,709    $   239,844    $(1,170,136)   $  (434,583)
                                                    ===========    ===========    ===========    ===========

Net loss per share:
     Basic ......................................   $      0.14    $      0.25    $     (0.26)   $     (0.10)
                                                    ===========    ===========    ===========    ===========
     Shares used for computing net loss per share     3,557,146        971,027      4,528,173      4,528,173
                                                    ===========    ===========    ===========    ===========

         See note to unaudited pro forma condensed financial statements

                         TENET INFORMATION SYSTEMS, INC.
                          (formerly Lets Go Aero, Inc.)
              UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                       FOR THE PERIOD ENDED JUNE 30, 2004


Reverse Acquisition
-------------------
On June 30, 2004, LGA exchanged 100 percent of its outstanding shares of common stock for 5,762,219 shares of the common stock of TIS. This acquisition has been treated as recapitalization of LGA, a Colorado corporation, with TIS the legal surviving entity. Since TIS, prior to the recapitalization had minimal assets (consisting of cash and receivables) and no operations, the recapitalization has been accounted for as the sale of 1,016,860 shares of LGA common stock for the net assets of TIS. Costs of the transaction have been charged to the period.

As part of the reverse acquisition, holders of LGA debt totaling $1,518,440 converted their debt into 2,189,643 post-merger shares of common stock.

Accounting  and Tax Year End Change
-----------------------------------
LGA changed its year-end from December 31 to June 30.

Assumptions
-----------
A) Adjustment to eliminate the gain on the sale of substantially all operations.
B) Adjustment to eliminate the gain on debt conversion.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

As a consequence of the June 30, 2004, change in control of Tenet to the former shareholders of LGA and the move of Tenet's principal office and business operations to Colorado Springs, Colorado, described in the opening paragraphs of this Form 10-KSB, Tenet's new Board of Directors approved of the dismissal of its certifying accountant in Salt Lake City, Utah, and the change to LGA's certifying accountant, Cordovano & Honeck, P.C., Denver, Colorado. The effective date of the dismissal and the appointment of the new accountant was June 30, 2004.

Neither of the reports on the financial statements for the past two years contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, or accounting principles.

There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Neither the issuer (nor anyone on its behalf) consulted the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on Tenet's financial statements.

This change was reported in Tenet's Form 8-K filed July 21, 2004 and the dismissed accountant's reply letter is filed as an exhibit to the Form 8-K/A filed September 21, 2004.


Item 8A. Controls and Procedures.

Tenet does not have formal disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2004. Tenet's Chief Executive Officer and Treasurer have determined, however, that Tenet's and LGA's informal controls and procedures were adequate and effective to:

a. ensure that material information relating to Tenet and LGA was made known to them by others within those entities, particularly during the period in which this report was being prepared; and

b. provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Tenet's management plans to review its controls and procedures with the aim towards implementing more formal controls and procedures required by paragraph
(b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act during the first half of fiscal year 2005.


Item 8B. Other Information.

None

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors serve terms of 1 year or until his or her successor has been elected and qualified.

          Name          Age           Position           Director Since
    ----------------- ------- -------------------------- --------------
    Marty Williams*      44   Chief Executive Officer,     June 2004
                              President Director
    ----------------- ------- -------------------------- --------------
    Sara Williams*       35   Secretary, Treasurer,        June 2004
                              Director
    ----------------- ------- -------------------------- --------------
    Eric Nickerson       53   Director                     June 1990
    ----------------- ------- -------------------------- --------------
* Marty Williams and Sara Williams are husband and wife.

MARTY WILLIAMS, Chief Executive Officer, President, Director. Mr. Williams was appointed to his positions upon the acquisition of LGA by Tenet effective June 30, 2004. Mr. Willliams has been Chief Executive Officer, President and a Director of LGA since its inception in 1998. At LGA he is responsible for establishing and maintaining the corporate mission and culture. He is responsible for product creation, strategic planning, and the entrepreneurial spirit. He also directs and coordinates the LGA's financing to provide funding for new and continuing operations. Mr. Williams' professional experience includes many different areas in the securities industry where he applied his knowledge of small business operations, finance, strategic development and business modeling. As an independent broker at Schneider Securities, Inc., Denver, Colorado, from 1988 to 1991 and again from 1993 to 1999, Marty was principally involved in development of private placement offerings for early stage companies and the subsequent sales of those offerings. From 1991 to 1993 he was a stock broker with RAF Financial, Denver, Colorado. He has a Bachelor of Science in Business Administration, University of South Dakota.

SARA WILLIAMS, Secretary, Treasurer, Director. Ms. Williams was appointed to her positions upon the acquisition of LGA by Tenet effective June 30, 2004. Ms. Williams has been Treasurer and a Director of LGA since its inception in 1998. She has been Secretary of LGA since June 30, 2004. At LGA Ms. Williams manages daily business flow, business development, product inquiries, marketing, promotions, account management, dealer relations, sales and customer service, order fulfillment, shipping and accounting. Mrs. Williams' professional experience includes many areas in sales, advertising, software development, operations, and product development. She has been involved in direct sales, account management and start-up business management in the areas of print advertising, new business development, customer relations, and marketing. At Sunset Publishing Corporation, Menlo Park, California, as a Direct Sales
Representative from 1993 to 1995 and 1996 to 1998 , Mrs. Williams was responsible for generating sales of new advertising programs and account management. While working for Saligent, Inc., Colorado Spring, Colorado for a short period in 1995, Mrs. Williams was occupied with inside sales management, program development, supervision and training. She has a Bachelor of Arts in Political Science, The Colorado College.

ERIC J. NICKERSON has served as a Director of Tenet since June of 1990 and as a Director of LGA since April 2001. Mr. Nickerson was a member of the faculty of the United States Military Academy at West Point, New York from 1989 to 1993. In June 1993, Mr. Nickerson retired as a United States Air Force officer. Currently, Mr. Nickerson is a private investor and directs personal accounts in an investing partnership, Third Century II. Third Century II is a major shareholder in Tenet.

Audit Committee

Tenet does not have an audit committee and neither Tenet nor LGA have a financial expert on their respective Boards of Directors or as an employee. Tenet's Board of Directors act as its audit committee.

Compliance With Section 16(a) of the Exchange Act

The following table sets forth information determined by Tenet with respect to the indicated person's requirements to file Forms 3, 4 and 5 for Tenet's most recent fiscal year.


        Name            Number of    Number of Transactions   Known Failures
                      Late Reports   That Were Not Reported     to File
-------------------   ------------   ----------------------   --------------
Eric Nickerson(1)          4                   4                    4
-------------------   ------------   ----------------------   --------------
Third Century II(2)        4                   4                    4
-------------------   ------------   ----------------------   --------------
Floyd Murray(3)            1                   0                    0
-------------------   ------------   ----------------------   --------------

Notes to Table
1. Eric Nickerson has filed no Forms 3, 4 or 5 at least since June 30, 2003. Mr. Nickerson's beneficial ownership in Tenet changed as a result of the July 14, 2004 closing of the acquisition of LGA by Tenet which was effective June 30, 2004 and which would have required filing a Form 4. Form 8-K filed July 21, 2004 disclosed Mr. Nickerson's interest in Tenet. Mr. Nickerson did not file a Form 5 for the fiscal year ended June 30, 2003 and did not file a Form 5 for the fiscal year ended June 30, 2004.

2. Third Century II has filed no Forms 3, 4 or 5 at least since June 30, 2003. Third Century II's beneficial ownership in Tenet changed as a result of the July 14, 2004 closing of the acquisition of LGA by Tenet which was effective June 30, 2004 and which would have required filing a Form 4. Form 8-K filed July 21, 2004 disclosed Third Century II's interest in Tenet. Third Century II did not file a Form 5 for the fiscal year ended June 30, 2003 and did not file a Form 5 for the fiscal year ended June 30, 2004.

3. Floyd Murray acquired his interest as a result of the July 14, 2004 closing of the acquisition of LGA by Tenet which was effective June 30, 2004. Form 8-K filed July 21, 2004 disclosed Mr. Murray's interest in Tenet. His Form 3 was filed September 20, 2004.

Item 10. Executive Compensation.

The following table sets forth information with respect to all officers of Tenet and LGA who received $100,000 more of annual compensation for all services rendered in all capacities in the three most recent fiscal years and for the CEO regardless of compensation.


     Name and        Year           Annual Compensation                        Long-Term Compensation
Principal Position
------------------- -------- ---------------------------------- ------------------------------------------------------
                                                                           Awards              Payouts     All Other
                                                                                                          Compensation
------------------- -------- ----------- --------- ------------ ----------------------------- ----------- ------------
                               Salary     Bonus       Other      Restricted     Securities    LTIP
                                                     Annual                     Underlying
                                                   Compensation Stock Awards  Options/ SARs    Payouts
------------------- -------- ----------- --------- ------------ ------------- --------------- ----------- ------------
----------------------------------------------------------------------------------------------------------------------
LGA
----------------------------------------------------------------------------------------------------------------------
Marty Williams (1), 2004         48,000         0            0             0          64,722           0            0
CEO
------------------- -------- ----------- --------- ------------ ------------- --------------- ----------- ------------
                    2003         48,000         0            0             0          64,722           0            0
------------------- -------- ----------- --------- ------------ ------------- --------------- ----------- ------------
                    2002         36,000         0            0             0          64,721           0            0
------------------- -------- ----------- --------- ------------ ------------- --------------- ----------- ------------

----------------------------------------------------------------------------------------------------------------------
Tenet
----------------------------------------------------------------------------------------------------------------------
Jerald L. Nelson,   2004                                                   0               0
Chairman of the
Board, President
(Resigned)
------------------- -------- ----------- --------- ------------ ------------- --------------- ----------- ------------
                    2003          7,365         0            0             0               0           0            0
------------------- -------- ----------- --------- ------------ ------------- --------------- ----------- ------------
                    2002              0         0        1,000         2,703               0           0            0
------------------- -------- ----------- --------- ------------ ------------- --------------- ----------- ------------

Note

(1). Marty Williams was CEO of LGA for the entire fiscal years 2002, 2003 and 2004. LGA was not a registered company during that period. Mr. Williams became CEO of Tenet effective June 30, 2004, under the terms of the Acquisition Agreement by which Tenet acquired LGA. LGA is a wholly owned subsidiary of LGA.

The following table contains information regarding individual grants of stock options and freestanding SARs made during the last completed fiscal year to the named executive officers.

                                                    Percent of Total
                            Number of Securities   Options/SARs Granted
                                Underlying           to Employees in
         Name              options/SARs Granted        Fiscal Year        Exercise or Base Price     Expiration Date
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Marty Williams (1), CEO           64,721                   50%                     .70                  3/31/2006
------------------------- ----------------------- ----------------------- ----------------------- -----------------------

Note (1). Marty Williams became CEO of Tent effective June 30, 2004, under the terms of the Acquisition Agreement by which Tenet acquired LGA. The options described are options that were awarded by LGA and converted to options for Tenet stock under the terms of the Acquisition Agreement.

          Name            Shares Acquired on     Value          Number of Securities           Value of Unexercised
                               Exercise         Realized       Underlying Unexercised      In-the-Money Options/SARs at
                                                               Optios/SARs at FY End                  FY End
                                                             Exercisable/Unexercisable       Exercisable/Unexercisable
------------------------- -------------------- ----------- ------------------------------- ------------------------------
Marty Williams (1), CEO            0               0                194,165 / 0                        0 / 0
------------------------- -------------------- ----------- ------------------------------- ------------------------------

Note (1). Marty Williams became CEO of Tent effective June 30, 2004, under the terms of the Acquisition Agreement by which Tenet acquired LGA. The options described are options that were awarded by LGA and converted to options for Tenet stock under the terms of the Acquisition Agreement.

Director Compensation

Directors are currently not compensated as such for their services.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table is intended to provide information with respect to equity compensation plans. Pursuant to the terms of the June 30, 2004 Acquisition Agreement under which Tenet acquired LGA, Tenet is obligated to convert the options that were outstanding under the LGA plans to comparable options for Tenet securities. Tenet's Board of Directors, however, has not approved the current draft of the replacement plan and, consequently, Tenet's security holders have not been presented a plan for approval. Therefore, all outstanding options are listed under the category of "Equity Compensation Plans Not Approved by Security Holders." If and when the pending plan is approved by the Tenet Board of Directors and the security holders, then shares listed under the category of "Equity Compensation Plans Not Approved by Security Holders" may be ultimately issued under that plan. Subsequent publications of the following table will be adjusted accordingly.

The terms of the pending plan, including the number of share available under the plan, are subject to change or rejection altogether. Therefore, it is premature to describe any terms of the plan. It is, however, fair to say that the pending plan, if approved, will likely be an incentive stock option plan qualified under the Internal Revenue Code to issue incentive stock options as well as non-qualified options. The Board of Directors intends to consider the pending plan in a time such that, if it is approved by the Board, it would be presentable for approval at the next meeting of Tenet's shareholders.

                                                                                              Number of Securities
                                                                                              Remaining Available for
                                 Number of Securities to be                                    Future Issuance Under
                                  Issued Upon Exercise of      Weighted Average Exercise     Equity Compensation Plans
                                    Outstanding Options,          Price of Outstanding         (Excluding Securities
                                    Warrants and Rights       Options, Warrants and Rights    Reflected in Column (a))
------------------------------- ----------------------------- ----------------------------- -----------------------------
        Plan Category                        a                             b                             c
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity Compensation Plans                    0                             0                             0
Approved by Security Holders
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity Compensation Plans Not           1,508,008 (1)                     .70                            0
Approved by Security Holders
------------------------------- ----------------------------- ----------------------------- -----------------------------
Total                                    1,508,008                        .70                            0
------------------------------- ----------------------------- ----------------------------- -----------------------------

Note
(1). See introductory paragraphs to the table, above.

The following table contains information as of June 30, 2004, summarizing the beneficial ownership of Tenet common stock by (1) each person known to Tenet to be the beneficial owner of more than 5% of its issued and outstanding common stock, (2) Tenet's executive officers and directors individually, and (3) all Tenet's executive officers and directors as a group. Except as stated in the footnotes to the table, each of these persons exercises sole voting and investment power over the shares of common stock listed for that person.

                                                                                     Percentage of
Name and Address of Beneficial Owner as                         Number of Tenet       Outstanding
        of June 30, 2004                         Position      Common Shares Held      Shares Held
------------------------------------------- ----------------- -------------------- -------------------
Marty Williams (1, 2)                          President,               2,222,490          31.0
5565 Teakwood Terrace                       Chief Executive
Colorado Springs, CO 80918                      Officer,
                                                Director
------------------------------------------- ----------------- -------------------- -------------------
Sara Williams (1, 3)                           Secretary,               2,222,490          31.0
5565 Teakwood Terrace                          Treasurer,
Colorado Springs, C) 80918                      Director
------------------------------------------- ----------------- -------------------- -------------------
Eric J. Nickerson (4)                           Director                1,988,854          28.3
1711 Chateau Ct.
Falston, MD 21047
------------------------------------------- ----------------- -------------------- -------------------
Floyd Murray                                       NA                   1,358,610          19.2
13020 Caraway Dr.
Sun City West, AZ 85375
------------------------------------------- ----------------- -------------------- -------------------
Matthew Tynan (5)                                  NA                     488,389           7.2
Tynan's VW
700 S.  Havana
Denver, CO 80012
------------------------------------------- ----------------- -------------------- -------------------
Matthew Drabczyk (6)                               NA                     453,051           6.5
Restaurant Interiors, Inc.
5530 Joliet St.
Denver, CO 80239
------------------------------------------- ----------------- -------------------- -------------------
Third Century II (7)                               NA                   1,988,854          28.3
1711 Chateau Ct.
Falston, MD 21047
------------------------------------------- ----------------- -------------------- -------------------
All Officers and Directors                                              4,211,344          56.7
as a Group (3 Persons (8))
------------------------------------------- ----------------- -------------------- -------------------

Notes to Table:

(1)  Sara Williams and Marty Williams are husband and wife.

(2) Includes 1,834,160 shares owned as joint tenant with Sara Williams, options to acquire 194,165 shares and options to acquire 194,165 shares owned by Sara Williams.

(3) Includes 1,834,160 shares owned as joint tenant with Marty Williams, options to acquire 194,165 shares and options to acquire 194,165 shares owned by Marty Williams.

(4) Includes 1,729,968 shares owned by Third Century II and options to acquire 258,886 shares owned by Third Century II. Mr. Nickerson is Senior Partner of the investment company Third Century II. Mr. Nickerson disclaims beneficial ownership of all of the shares and options owned by Third Century II. Includes 245,000 shares of Tenet owned prior to Tenet's acquisition of LGA.

(5)  Includes options to acquire 30,204 shares.

(6)  Includes options to acquire 194,165 shares.

(7)  Includes 32,361 shares owned by Eric J. Nickerson.

(8) The Directors are Marty Williams, Sara Williams and Eric J. Nickerson and includes the shares deemed directly or indirectly beneficially owned by each of them.

Note: Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such securities, but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all Shares shown as beneficially owned by them.


Item 12. Certain Relationships and Related Transactions.

Acquisition of LGA by Tenet

Mr. Eric Nickerson is a director of LGA and has been a Director of LGA since 2001. Mr. Nickerson is a Director of Tenet and has been a Director of Tenet since 1990. Mr. Nickerson also is the manage of Third Century II, a private investment company that prior to June 30, 2004, held promissory notes reflecting principal and interest payable by LGA in the amount of $1,009,977.57. In addition, Third Century II prior to June 30, 2004 was the holder of 245,000 shares of Tenet common stock. Finally, Mr. Nickerson prior to June 30, 2004, owned 32,361 shares of LGA individually. All shares amount reflect post LGA acquisition adjustments.

The transaction under which Tenet acquired LGA was proposed by Mr. Nickerson to LGA's management. Under the terms of the Acquisition Agreement, Third Century II's debt was converted to 1,484,968 shares of Tenet. Third Century II now owns or may acquire 1,988,854 shares of Tenet, or 28.3% of Tenet's outstanding stock. In considering the acquisition, Mr. Nickerson's opinions and desires held substantial influence on the Boards of the two companies. Although Mr. Nickerson's vote on the Board of Directors of both Tenet and LGA is recorded for purposes of qualifying the respective Board's Consents to Action under the Corporate laws of Utah for Tenet and Colorado for LGA, both Boards determined that Mr. Nickerson's vote was not necessary for the approval of the Acquisition Agreement.

In the course of the negotiation of the terms of the Acquisition Agreement, it was obvious to all parties that Mr. Nickerson was under a material and irreconcilable conflict of interest. Third Century II stood to gain from the transaction through the conversion of a promissory note with doubtful collectiblity into shares of stock of a company for which there is a public, albeit thinly traded, market. Under the transaction, Mr. Nickerson was also able to convert his investment in LGA shares into shares of a company with a public market But these interests were no different than those of any other note holder or shareholder of LGA.

Mr. Nickerson, however, was also a beneficial owner of Tenet shares through Third Century II and a Director of Tenet before the acquisition of LGA by Tenet. In his positions with the two companies he would not have been able to reconcile his duty to pursue the best terms of the Acquisition Agreement for the shareholders or note holders of LGA on the one hand against the terms favoring the shareholders of Tenet on the other hand.

Although Mr. Nickerson's conflict of interest was recognized by the parties to the transaction, the Directors without conflicts of interest unanimously agreed to the terms of the Acquisition Agreement. In addition, as the transaction was structured, each shareholder of LGA was given the right to reject the offer to exchange his, her or its shares or notes for shares of Tenet.

Item 13. Exhibits.

2 -  A   Acquisition Agreement, Stock for Stock previously filed July 21, 2004 with Form 8-K

21 - A   Subsidiaries of Registrant

31 - A   Rule 13a-14(a)/15d-14(a) Certification - CEO

31 - B   Rule 13a-14(a)/15d-14(a) Certification - CFO

32 - A   Certification Pursuant To 18 U.S.C. Section. 1350 - CEO

32 - B   Certification Pursuant To 18 U.S.C. Section. 1350 - CFO


Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Tenet's and LGA's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $15,252 for 2003 and $25,472 for 2004.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of Schedule 14A were $756 for 2003 and $426 for 2004.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for 2003 and $0 for 2004.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A were $0 for 2003 and $0 for 2004.

Audit Committee Policies

Neither Tenet nor LGA has an audit committee. Such authority is exercised by the full Boards of Directors of each company. Neither Board, however, currently has:

(i) Any pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X; or (ii) approved any services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were subject to approval by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tenet Information Services, Inc.
(Registrant)

By:  /s/ Marty Williams
----------------------------------------------------------------
Marty Williams, Chief Executive Officer, President
Date: September 30, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Marty Williams
----------------------------------------------------------------
Marty Williams, Chief Executive Office, Director
Date: September 30, 2004

By:  /s/ Sara Williams
----------------------------------------------------------------
Sara Williams, Treasurer (principal financial officer), Director
Date: September 30, 2004

By:  /s/ Eric Nickerson
----------------------------------------------------------------
Eric Nickerson, Director
Date: September 30, 2004