Form 10QSB
period 2004-09-30
TENET INFORMATION SERVICES INC
filed 2004-11-15
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2004
                                               ------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                               Commission File No.
                               -------------------
                                     0-18113

                        TENET INFORMATION SERVICES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           UTAH                                               87-0405405
---------------------------------                        -------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)

                       3380 North El Paso, Street, Ste. G
                        Colorado Springs, Colorado 80907
                   -----------------------------------------
                     (Address of principal executive office)

                                 (719) 630-3800
                           ---------------------------
                           (Issuer's telephone number)

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
(1) Yes X   No
       ---    ---
(2) Yes X   No
       ---    ---

As of September 30, 2004, the Company had 6,779,074 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one) Yes      No  X
                                                              ---     ---

                        Tenet Information Services, Inc.

                               TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

      Condensed consolidated balance sheet as of September 30, 2004........  F-1

      Condensed consolidated statements of operations for the three months ended September 30, 2004 and 2003.............................  F-2

      Condensed consolidated statements of cash flows for the three months ended September 30, 2004 and 2003.............................  F-3

      Notes to condensed consolidated financial statements.................  F-4


Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................   6

Item 3. Controls Procedures................................................   6

PART II    OTHER INFORMATION

Item 1. Litigation.........................................................   6
Item 2. Changes in Securities..............................................   6
Item 3. Defaults Upon Senior Securities....................................   6
Item 4. Submission of Matters to a Vote of Security Holders................   6
Item 5. Other Information..................................................   7
Item 6. Exhibits and Reports on Form 8-K...................................   7


SIGNATURES.................................................................   8

                        TENET INFORMATION SERVICES, INC.
                         (Formerly Let's Go Aero, Inc.)
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                               September 30, 2004



                                     Assets
Current assets:
    Cash ..........................................................   $  28,411
    Accounts and notes  receivable ................................      42,414
    Inventory, at lower of cost or market (Note 3) ................      49,272
    Prepaid expenses ..............................................       1,717
                                                                      ---------

                   Total current assets ...........................     121,814

    Property and Equipment ........................................     139,422
    Accumulated depreciation ......................................     (80,355)
    Intangible assets .............................................      64,412
    Accumulated amortization ......................................     (14,139)
    Other assets ..................................................       4,877
                                                                      ---------

                   Total assets ...................................   $ 236,031
                                                                      =========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable ..............................................   $ 137,382
    Other current liabilities .....................................     231,747
                                                                      ---------

                   Total current liabilities ......................     369,129
                                                                      ---------

Shareholders' deficit:
    Common stock ..................................................       6,779
    Additional paid-in capital ....................................        --
    Retained loss .................................................    (139,877)
                                                                      ---------

                   Total shareholders' deficit ....................    (133,098)
                                                                      ---------

                                                                      $ 236,031
                                                                      =========


      See accompanying notes to condensed consolidated financial statements

                        TENET INFORMATION SERVICES, INC.
                         (Formerly Let's Go Aero, Inc.)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                              Three Months Ended
                                                  September 30,
                                             --------------------------
                                                2004           2003
                                             -----------    -----------

Sales and revenue ........................   $    77,250    $    48,920
                                             -----------    -----------

    Costs of revenue .....................        38,417         24,341
    Selling, general and administrative ..       135,413         50,165
                                             -----------    -----------
                  Total operating expenses       173,830         74,506
                                             -----------    -----------

                  Operating loss .........       (96,580)       (25,586)

Other income (expense):
    Other income .........................        24,333           --
    Interest expense .....................        (1,285)        (1,276)
                                             -----------    -----------

               Loss before income taxes ..       (73,532)       (26,862)
                                             -----------    -----------

Income tax provision (Note 2) ............          --             --
                                             -----------    -----------

               Net loss ..................   $   (73,532)   $   (26,862)
                                             ===========    ===========

Basic and diluted income (loss) per share    $     (0.01)   $     (0.01)
                                             ===========    ===========

Number of weighted average common shares
    outstanding ..........................     6,779,079      3,435,148
                                             ===========    ===========


      See accompanying notes to condensed consolidated financial statements

                        TENET INFORMATION SERVICES, INC.
                         (Formerly Let's Go Aero, Inc.)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                    -----------------------
                                                      2004         2003
                                                    ---------    ---------
                  Net cash provided by (used in)
                    operating activities ........   $(120,389)   $ (11,068)
                                                    ---------    ---------

Cash flows from investing activities:
    Purchase of equipment and other assets ......     (21,677)        --
                  Net cash provided by (used in)
                    investing activities ........     (21,677)        --
                                                    ---------    ---------

Cash flows from financing activities:
    Payment for long-term debt ..................     (10,142)        --
    Sale of common stock ........................        --          8,396
                                                    ---------    ---------
                  Net cash provided by
                    financing activities ........     (10,142)       8,396
                                                    ---------    ---------

                  Net change in cash ............    (152,208)      (2,672)

    Cash, beginning of period ...................     180,619        6,192
                                                    ---------    ---------

    Cash, end of period .........................   $  28,411    $   3,520
                                                    =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
        Income taxes ............................   $    --      $    --
                                                    =========    =========
        Interest ................................   $    --      $    --
                                                    =========    =========

      See accompanying notes to condensed consolidated financial statements

                        TENET INFORMATION SERVICES, INC.
                         (Formerly Let's Go Aero, Inc.)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1:  Basis of presentation

The condensed financial statements presented herein have been prepared by our Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated June 30, 2004, and should be read in conjunction with the notes thereto.

In our opinion, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2:  Income taxes

We record income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". We have incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 3:  Inventory

Inventory consists of raw and finished inventory,  which have been accounted for
at  lower  of  cost  or  market.   We  have  made  no  provision  for  inventory
obsolescence, as our management have deemed this unnecessary.

     Raw materials ..........................................      $16,872
     Finished goods .........................................       32,400
                                                                   -------
                                                                   $49,272
                                                                    =======

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

Results of Operations
                                                1Q 04         1Q 03
                                                -----         -----
                  Revenue                       77,250       48,920

                  Cost of Revenue               38,417       24,341

                  SGA                          135,413       50,165

                  Net Loss                     (73,532)     (26,862)


Sept. 30 Quarter 2004 Compared with Sept.30 Quarter 2003

During the first Quarter of Fiscal 2005, the Company had revenues of $77,250, which represented an increase of $28,330 or 34% over the comparable quarter's revenue of $48,920. This increase is primarily attributable to increased sales of the Silent Hitch Pin during the Quarter.

Cost of revenue increased $14,076 or 39% from $24,341 in 2003 to $38,417 in 2004.

Gross margin on product sales decreased to 37% for the current quarter from 50% during last years first Quarter. The decrease in gross margin is reflective of a shift in the mix of LGA's revenue. During the current Quarter, direct to consumer sales, when compared to total sales, declined relative to dealer and OEM sales.

SG&A expenses increased to $135,413 for the current Quarter, compared to $50,165 for last years comparable Quarter. The increase in SG&A expenses for the current Quarter includes the cost of the Tenet Information Services combination. Of the $85,248 increase in SG&A expenses, approximately $60,000 of this amount is attributable to accounting and legal expenses stemming from the Tenet transaction. The balance of SG&A's increase involved expenses the Company incurred for patent work, graphic design and website development.

Net loss for the current quarter was ($73,532) or ($0.01) per share as compared to ($26,862) or ($0.01) per share for the Quarter ending Sept. 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased from $180,619 at June 30, 2004 to $28,411 at September 30, 2004. During the first Quarter of fiscal 2005, the Company used $120,389 of cash to fund its operating activities and $21,677 for the purchase of tooling and patent related expenses.

During the quarter the Company finalized tooling for the GearDeck 17 System . Also during the Quarter, the Company finalized two patents applications for new technology stemming from a successful product development effort begun in 2003. Please review the GearDeck System at our website, www.letsgoaero.com.

LGA Capital Requirements

The Company reported a working capital deficit of $247,315 as of September 30, 2004, as compared with a deficit of $168,011 as of June 30, 2004.

The Company will need to raise additional operating capital from either financing activities or from product licensing revenue at least through the end of the 2005 fiscal year. With the completion of the Tenet transaction, the Company's legal and accounting expenses are expected to decline when compared to Fiscal 2005's first quarter. The Company is currently increasing its product inventory and higher inventory levels will also increase the use of cash until the inventory is sold. Currently, LGA intends to add approximately $150,000 of inventory to its books over the next 120 days. In addition, the Company will incur higher operating expenses into the future for, among other reasons, an increased focus on selling, for product warehousing costs and for the addition of personnel.

The Company is working on several product licensing opportunities, that, if completed, have the potential to generate significant operating capital for our business. However, no assurance can be given as to whether these discussions will result in a completed transaction, nor can the Company give any assurances as to the timing or financial magnitude of these transactions.

The Company does have a financing commitment from an existing shareholder for the purchase of up to $250,000 in new common stock. The Company will begin utilizing this financial commitment during the current Quarter. Do to the timing of anticipated inventory additions, the Company will need to raise capital, in addition to this existing financial commitment, from either financing or licensing sources in early calendar 2005.

The Company is experiencing an growing level of product interest from consumers, dealers and OEM's. The increased interest is primarily for our GearSpace, GearDeck and SHP product lines, along with GearCrate and GearWagon LG (Little Giant). GearCrate and GearWagon LG are the Company's two most recent patent pending additions to its product line and intellectual property. It will take time and capital to convert this interest into product sales and/or licensing revenue. Therefore, even though the Company anticipates higher sales revenue going forward, it is not able to forecast when its sales volume will be sufficient to support the Company's operating expenses. Therefore, for the next two quarters, in addition to the existing $250,000 capital commitment, LGA will pursue raising additional operating capital from either finance or licensing related sources. There can be no assurance given as to whether we will be successful at generating the additional operating capital we will need from either of these sources.

While a portion of the current liabilities, approximately $81,739, is owed to present officers and/or directors, there can be no assurances that these officers/directors will not seek payment in the near term.

Inflation has not had a significant impact on the Company's operations.

Item 3.  Controls and Procedures.

Tenet does not have formal disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2004. Tenet's Chief Executive Officer and Treasurer have determined, however, that Tenet's and LGA's informal controls and procedures were adequate and effective to:

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



                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

Pursuant to the terms of the Acquisition Agreement - Stock for Stock entered into between Tenet and Let's Go Aero, Inc. ("LGA") dated July 14, 2004, and effective as of June 30, 2004, and described in detail in Tenet's Form 8-K filed July 21, 2004 Form 8-KA filed September 21, 2004 and Form 10-KSB filed October 13, 2004, all of the former shareholders and note holders of LGA are to tender their LGA shares and notes to Tenet for exchange, and Tenet is to issue new shares of its common stock to the former shareholders and note holders of LGA. A total of 5,762,214 shares of Tenet Common Stock is to be issued to 14 LGA shareholders and note holders. The value of the shares to be issued as of the date of the Acquisition Agreement was deemed to be approximately $4,033,550 (based on the number of shares issued in exchange for the outstanding principal and interest due on the notes to be exchanged). As of September 30, 2004, *** shares and $*** of converted promissory notes of LGA had been tendered and *** shares of Tenet Common Stock had been issued in exchange for those LGA shares and promissory notes under the terms of the Acquisition Agreement. The Tenet shares have been and will be issued pursuant to exemption from registration under Sections 3(b)and/or 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submissions of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

     (i) Exhibits

Exhibit
  No.     Description
-------   ----------------------------------------------------------------------
31       Certification required under Section 302 of Sarbanes- Oxley Act of 2002

32       Certification required under Section 906 of Sarbanes- Oxley Act of 2002

     (ii) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:   November 13, 2004           TENET INFORMATION
                                     SERVICES, INC.


                                     /s/  Marty Williams
                                     ----------------------------------
                                     Chairman of the Board of Directors
                                     Marty Williams