Form 10QSB
period 2004-12-31
TENET INFORMATION SERVICES INC
filed 2005-02-18
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  DECEMBER 31, 2004
                                               ------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________


                           Commission File No. 0-18113
                                               -------

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

As of December 31, 2004, the Company had 8,029,074 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one) Yes      No  X
                                                              ---     ---

                        Tenet Information Services, Inc.

                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet at December 31, 2004 ...............    F-1

Condensed Consolidated Statements of Operations, for the six months ended
     December 31, 2004 and 2003 and for the three months ended
     December 31, 2004 and 2003 .........................................    F-2

Condensed Consolidated Statement of Changes in Shareholders' Deficit for
        the period from July 1, 2004 through December 31, 2004 ..........    F-3

Condensed Consolidated Statements of Cash Flows, for the six months ended
        December 31, 2004 and 2003 ......................................    F-4

Notes to condensed consolidated financial statements ....................    F-5


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations......................   6


PART II  OTHER INFORMATION

Item 1. Litigation.........................................................   8
Item 2. Changes in Securities..............................................   8
Item 3. Defaults Upon Senior Securities....................................   8
Item 4. Submission of Matters to a Vote of Security Holders................   8
Item 5. Other Information..................................................   9
Item 6. Exhibits and Reports on Form 8-K...................................   9


SIGNATURES.................................................................  10

                        TENET INFORMATION SERVICES, INC.
                         (Formerly Let's Go Aero, Inc.)

                          Index to Financial Statements
                                   (Unaudited)
                                                                            Page
                                                                            ----

Condensed Consolidated Balance Sheet at December 31, 2004 ...............    F-1

Condensed Consolidated Statements of Operations, for the six months ended
     December 31, 2004 and 2003 and for the three months ended
     December 31, 2004 and 2003 .........................................    F-2

Condensed Consolidated Statement of Changes in Shareholders' Deficit for
        the period from July 1, 2004 through December 31, 2004 ..........    F-3

Condensed Consolidated Statements of Cash Flows, for the six months ended
        December 31, 2004 and 2003 ......................................    F-4

Notes to condensed consolidated financial statements ....................    F-5

                        TENET INFORMATION SERVICES, INC.
                         (Formerly Let's Go Aero, Inc.)
                      Condensed Consolidated Balance Sheet
                          (Unaudited) December 31, 2004


                                     Assets

Current assets:
    Cash ........................................................... $ 142,605
    Accounts and notes  receivable .................................    24,254
    Inventory, at lower of cost or market (Note 4) .................    94,343
    Prepaid expenses ...............................................     1,144
                                                                     ---------

                        Total current assets .......................   262,346

    Property and Equipment .........................................   140,815
    Accumulated depreciation .......................................   (86,302)
    Intangible assets ..............................................    71,737
    Accumulated amortization .......................................   (14,959)
    Other assets ...................................................     4,877
                                                                     ---------

                   Total assets .................................... $ 378,514
                                                                     =========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable ............................................... $ 126,688
    Other current liabilities ......................................   217,354
                                                                     ---------

                   Total current liabilities .......................   344,042
                                                                     ---------

Shareholders' deficit:
    Common stock (Note 2) ..........................................   256,779
    Additional paid-in capital .....................................      --
    Retained loss ..................................................  (222,307)
                                                                     ---------

                   Total shareholders' deficit .....................    34,472
                                                                     ---------

                                                                     $ 378,514
                                                                     =========


      See accompanying notes to condensed consolidated financial statements

                        TENET INFORMATION SERVICES, INC.
                         (Formerly Let's Go Aero, Inc.)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                 Six Months Ended             Three Months Ended
                                                    December 31,                  December 31,
                                            --------------------------    --------------------------
                                                2004          2003           2004           2003
                                            -----------    -----------    -----------    -----------
Sales and revenue .......................   $   123,235    $    94,860    $    45,985    $    45,940
                                            -----------    -----------    -----------    -----------

   Costs of revenue .....................        55,714         44,961         17,297         20,620
   Selling, general and administrative ..       229,466        145,911         94,053         95,746
   Research and development .............        11,099           --           11,099           --
                                            -----------    -----------    -----------    -----------
              Total operating expenses ..       296,279        190,872        122,449        116,366
                                            -----------    -----------    -----------    -----------

              Operating loss ............      (173,044)       (96,012)       (76,464)       (70,426)

Other income (expense):
   Other income (expense) ...............        16,359        (63,361)        (7,974)       (63,361)
   Interest expense .....................        (2,809)       (72,793)        (1,524)       (71,517)
                                            -----------    -----------    -----------    -----------

            Loss before income taxes ....      (159,494)      (232,166)       (85,962)      (205,304)
                                            -----------    -----------    -----------    -----------

Income tax provision (Note 3) ...........          --             --             --             --
                                            -----------    -----------    -----------    -----------

            Net loss ....................   $  (159,494)   $  (232,166)   $   (85,962)   $  (205,304)
                                            ===========    ===========    ===========    ===========

Basic and diluted income (loss) per share   $     (0.02)   $     (0.07)   $     (0.01)   $     (0.06)
                                            ===========    ===========    ===========    ===========

Number of weighted average common shares
   outstanding ..........................     6,862,412      3,476,399      7,070,746      3,572,576
                                            ===========    ===========    ===========    ===========


      See accompanying notes to condensed consolidated financial statements

                        TENET INFORMATION SERVICES, INC.
                         (Formerly let's Go Aero, Inc.)
             Condensed Statement of Changes in Shareholders' Deficit
                                   (Unaudited)

                                                            Additional
                                      Common Stock           Paid-in           Retained
                                   ---------------------
                                     Shares    Par Value     Capital       Deficit       Total
                                   ---------   ---------   ------------   ---------    ---------
Balance at
    July 1, 2004 ...............   6,779,074   $   6,779   $       --     $ (62,813)   $ (56,034)

Sale of shares for cash (Note 2)   1,250,000     250,000           --          --        250,000
Net loss .......................        --          --             --      (159,494)    (159,494)
                                   ---------   ---------   ------------   ---------    ---------

Balance at
    December 31, 2004 ..........   8,029,074   $ 256,779   $       --     $(222,307)   $  34,472
                                   =========   =========   ============   =========    =========

      See accompanying notes to condensed consolidated financial statements

                        TENET INFORMATION SERVICES, INC.
                         (Formerly Let's Go Aero, Inc.)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       Six Months Ended
                                                         December 31,
                                                    ----------------------
                                                       2004         2003
                                                    ---------    ---------
Net cash provided by (used in)
    operating activities ........................   $(247,477)   $ (90,298)
                                                    ---------    ---------

Cash flows from investing activities:
    Purchase of equipment and other assets ......     (30,395)        (310)
                                                    ---------    ---------

Net cash provided by (used in)
    investing activities ........................     (30,395)        (310)
                                                    ---------    ---------

Cash flows from financing activities:
    Proceeds from long-term debt ................        --         17,811
    Payment for long-term debt ..................     (10,142)        --
    Sale of common stock ........................     250,000       73,500
                                                    ---------    ---------

Net cash provided by (used in)
    financing activities ........................     239,858       91,311
                                                    ---------    ---------

                  Net change in cash ............     (38,014)         703

    Cash, beginning of period ...................     180,619        6,192
                                                    ---------    ---------

    Cash, end of period .........................   $ 142,605    $   6,895
                                                    =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Income taxes ..............................   $    --      $    --
                                                    =========    =========
      Interest ..................................   $    --      $    --
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

The financial results during the six months ended December 31, 2003 and three months ended December 31, 2003 presents the result of operations of Let's Go Aero, Inc. and does not include the financial results of Tenet Information Services, Inc.

Note 2:  Related party

On December 1, 2004, we issued 1,250,000 shares of restricted common stock to a company owned by one of our directors, in exchange for $250,000 cash. We are entitled to a call option, giving our Company the right to repurchase all of the shares issued at an exercise price of $0.40 per share any time before November 30, 2006.

Note 3:  Income taxes

We record income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". We have incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4:  Inventory

Inventory consists of raw and finished inventory, which have been accounted for at lower of cost or market. We have made no provision for inventory obsolescence, as our management have deemed this unnecessary.

     Raw materials ..........................   $25,991
     Finished goods .........................    68,352
                                                -------
                                                $94,343
                                                =======

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

Results of Operations
                                                 Six Months Ended
                                                   December 31,
                                              ---------------------
                                                 04            03
                                              --------     --------
                  Revenue                      123,235       94,860

                  Cost of Revenue              (55,714)     (44,961)

                  SGA                         (229,466)    (145,911)

                  R & D                        (11,099)        --

                  Other Income(expense)         16,359      (63,361)

                  Interest Expense              (2,809)     (72,793)
                                                -------     --------

                  Net Loss                    (159,494)    (232,166)


Six Months Ended December 31, 2004, Compared with Six Months Ended December 31, 2003

During the first six months of Fiscal 2005, the Company's revenue grew 30% to $123,235, compared to $94,860 in revenue for the similar period of Fiscal 2004. During the current period the Company's sales resulted primarily from inquiries generated by our web site. The Company intends to increase its selling effort during the second half of fiscal 2005, as the GearDeck product line is introduced.

Cost of revenue for the six months ended December 31, 2004, increased $10,753 or 24% from $44,961 during the 2003 period, to $55,714 for the 2004 period.

Gross margin on product sales increased to 55% for the current period from 53% during last years comparable period.

SG&A expenses increased to $229,466 for the six months ended December 31, 2004, compared to $145,911 for the comparable period of 2003. The increase in SG&A expenses for the current six month period is primarily attributable to costs associated with the Tenet Information Services combination.

Net loss for the six months ended December 31, 2004, was ($159,494) or ($0.02) per share as compared to ($232,166) or ($0.07) per share for the six months ending December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased from $6,895 at December 31, 2003 to $142,279 at December 31, 2004. During the first half of fiscal 2005, the Company used $247,477 of cash to fund its operating activities and $30,395 for the purchase of tooling and patent related expenses.

LGA Capital Requirements

During the second Quarter of fiscal 2005, LGA sold 1,250,000 shares of common stock to an existing LGA shareholder, for $250,000, or $0.20 per share. In conjunction with this sale, LGA negotiated a call option for these shares that grants LGA the right for two years following the completion of this transaction, to re-purchase any or all of these shares at $0.40 per share.

The Company will need to raise additional operating capital from either financing activities or from product licensing revenue to fund the Company's growth through the end of the 2005 fiscal year. The Company is currently increasing its product inventory and higher inventory levels will also increase the use of cash until the inventory is sold. Currently, LGA intends to add approximately $100,000 of inventory to its books over the next 120 days. In addition, the Company will incur higher operating expenses into the future for, among other reasons, an increased focus on selling, product fullfillment and the personnel necessary to support this growth.


The Company is working on several product licensing opportunities, that if completed, have the potential to generate significant growth capital for our business. However, no assurance can be given as to whether these discussions will result in a completed transaction, nor can the Company give any assurances as to the timing or financial magnitude of these transactions.

Due to the timing of anticipated inventory additions and higher operating expenses, the Company will need to raise capital, in addition to the recent private placement, from either financing or licensing sources during fiscal 2005.

The Company is experiencing a growing level of product interest from consumers, dealers and OEM's. It will take time and capital to convert this interest into product sales and/or licensing revenue. Therefore, even though the Company anticipates higher sales revenue going forward, it is not able to forecast when its sales volume will be sufficient to support the Company's operating expenses. Therefore, for the next two quarters LGA will pursue raising additional growth capital from either finance or licensing related sources. There can be no assurance given as to whether LGA will be successful at generating the additional growth capital it will need from either of these sources.

While a portion of the current liabilities, approximately $88,278, is owed to present officers and/or directors, there can be no assurances that these officers/directors will not seek payment in the near term.

Inflation has not had a significant impact on the Company's operations.

CONTROLS AND PROCEEDURES

Based on the evaluation of the Company's controls and procedures required by Rule 13a-15 or Rule 15d-15 under the Exchange Act, the Company's Chief Executive Officer and Treasurer believe that the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the United States securities laws is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms were adequate as of the end of the period covered by this Form 10-QSB. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the securities laws is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

During the second Quarter of fiscal 2005, LGA sold 1,250,000 shares of common stock to an existing LGA shareholder, for $250,000, or $0.20 per share. In conjunction with this sale, LGA retains a call option for these shares that grants LGA the right for two years following the completion of this transaction, to re-purchase any or all of these shares at $0.40 per share. The transaction was completed on November 30, 2004. The Tenet shares were issued pursuant to exemption from registration under Sections 3(b)and/or 4(2) and or 4(6) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submissions of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits.

     (i) Exhibits

Exhibit
  No.    Description
-------  -----------------------------------------------------------------------
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




Dated:   February 17, 2004           TENET INFORMATION
                                     SERVICES, INC.


                                     /s/  Marty Williams
                                     ----------------------------------
                                     Chairman of the Board of Directors
                                     Marty Williams