Form 10QSB
period 2005-03-31
TENET INFORMATION SERVICES INC
filed 2005-05-16
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005
                                               -----------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________


                                     0-18113
                               -------------------
                               Commission File No.


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


                       3380 North El Paso, Street, Ste. G
                        Colorado Springs, Colorado 80907
                     --------------------------------------
                     (Address of principal executive office)


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

As of March 31, 2005, the Company had 8,119,074 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one)  Yes      No X
                                                              ---     ---

                        Tenet Information Services, Inc.



                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheet at March 31, 2005 ............. F-1

        Condensed Consolidated Statements of Operations, for the nine months ended March 31, 2005 and 2004 and for the three
        months ended March 31, 2005 and 2004 ............................... F-2

        Condensed Consolidated Statement of Changes in Shareholders' Deficit
        for the period from July 1, 2004 through March 31, 2005 ............ F-3

        Condensed Consolidated Statements of Cash Flows, for the nine months ended March 31, 2005 and 2004 ...................................... F-4

        Notes to condensed consolidated financial statements ............... F-5



Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................  7

Item 3   Controls Procedures...............................................  9

PART II  OTHER INFORMATION

Item 1.  Litigation.........................................................  9
Item 2.  Changes in Securities..............................................  9
Item 3.  Defaults Upon Senior Securities....................................  9
Item 4.  Submission of Matters to a Vote of Security Holders................  9
Item 5.  Other Information.................................................. 10
Item 6.  Exhibits and Reports on Form 8-K................................... 10


SIGNATURES.................................................................. 11

                        TENET INFORMATION SERVICES, INC.
                         (Formerly Let's Go Aero, Inc.)
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                 March 31, 2005

                                     Assets
Current assets:
     Cash .....................................................   $  51,202
     Accounts and notes  receivable ...........................      27,014
     Inventory, at lower of cost or market (Note 4) ...........     167,314
     Prepaid expenses .........................................       2,290
                                                                  ---------

                    Total current assets ......................     247,820

     Property and Equipment ...................................     142,425
     Accumulated depreciation .................................     (91,963)
     Intangible assets ........................................      71,737
     Accumulated amortization .................................     (15,779)
     Other assets .............................................       6,179
                                                                  ---------

                    Total assets ..............................   $ 360,419
                                                                  =========

                      Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable .........................................   $ 100,791
     Other current liabilities ................................     202,575
                                                                  ---------

                    Total current liabilities .................     303,366
                                                                  ---------

Shareholders' equity (Notes 2 and 5):
     Common stock .............................................     319,329
     Additional paid-in capital ...............................     309,756
     Retained loss ............................................    (572,032)
                                                                  ---------

                    Total shareholders' equity ................      57,053
                                                                  ---------

                    Total liabilities and shareholders' equity    $ 360,419
                                                                  =========

      See accompanying notes to condensed consolidated financial statements

                        TENET INFORMATION SERVICES, INC.
                         (Formerly Let's Go Aero, Inc.)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                Nine Months Ended            Three Months Ended
                                                    March 31,                     March 31,
                                            --------------------------    --------------------------
                                               2005           2004           2005           2004
                                            -----------    -----------    -----------    -----------
Sales and revenue .......................   $   174,969    $   133,620    $    51,734    $    84,700
                                            -----------    -----------    -----------    -----------

Operating expenses:
    Costs of revenue ....................        78,617         55,728         22,903         31,387
    Selling, general and administrative .       294,940        205,534         65,474        155,369
    Stock based compensation (Note 5) ...       309,756           --          309,756           --
    Research and development ............        15,195          3,520          4,096           --
                                            -----------    -----------    -----------    -----------
                Total operating expenses        698,508        264,782        402,229        186,756
                                            -----------    -----------    -----------    -----------

                Operating loss ..........      (523,539)      (131,162)      (350,495)      (102,056)

Other income (expense):
    Other income ........................        17,133              1            774              1
    Interest expense ....................        (2,813)      (138,210)            (4)      (136,934)
                                            -----------    -----------    -----------    -----------

              Loss before income taxes ..      (509,219)      (269,371)      (349,725)      (238,989)
                                            -----------    -----------    -----------    -----------

Income tax provision (Note 3) ...........          --             --             --             --
                                            -----------    -----------    -----------    -----------

              Net loss ..................   $  (509,219)   $  (269,371)   $  (349,725)   $  (238,989)
                                            ===========    ===========    ===========    ===========

Basic and diluted income (loss) per share   $     (0.07)   $     (0.08)   $     (0.04)   $     (0.07)
                                            ===========    ===========    ===========    ===========

Number of weighted average common shares
    outstanding .........................     7,086,635      3,501,134      8,044,079      3,572,576
                                            ===========    ===========    ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                        TENET INFORMATION SERVICES, INC.
                         (Formerly Let's Go Aero, Inc.)
             Condensed Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                         Common Stock         Additional
                                     -----------------------   Paid-in      Retained
                                       Shares     Par Value     Capital      Deficit        Total
                                     ----------   ----------   ----------   ----------    ----------
Balance at
     July 1, 2004 ................    6,779,074   $    6,779   $     --     $  (62,813)   $  (56,034)

Common stock sales (Notes 2 and 5)    1,340,000      312,550         --           --         312,550
Common stock options
     granted (Note 5) ............         --           --        309,756         --         309,756
Net loss .........................         --           --           --       (509,219)     (509,219)
                                     ----------   ----------   ----------   ----------    ----------


Balance at March 31, 2005 ........    8,119,074   $  319,329   $  309,756   $ (572,032)   $   57,053
                                     ==========   ==========   ==========   ==========    ==========

      See accompanying notes to condensed consolidated financial statements

                        TENET INFORMATION SERVICES, INC.
                         (Formerly Let's Go Aero, Inc.)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      Nine Months Ended
                                                           March 31,
                                                    ----------------------
                                                      2005          2004
                                                    ---------    ---------
Net cash used in operating activities ...........   $(400,640)   $(129,741)
                                                    ---------    ---------

Cash flows from investing activities:
    Purchase of equipment and other assets ......     (31,185)        (310)
                                                    ---------    ---------

Net cash used in investing activities ...........     (31,185)        (310)
                                                    ---------    ---------

Cash flows from financing activities:
    Proceeds from long-term debt ................        --        117,811
    Payment for long-term debt ..................     (10,142)        --
    Sale of common stock ........................     312,550       73,500
                                                    ---------    ---------

Net cash provided by  financing activities ......     302,408      191,311
                                                    ---------    ---------

                  Net change in cash ............    (129,417)      61,260

    Cash, beginning of period ...................     180,619        6,192
                                                    ---------    ---------

    Cash, end of period .........................   $  51,202    $  67,452
                                                    =========    =========

Supplemental disclosure of cash flow information:
        Cash paid during the year for:
      Income taxes ..............................   $    --      $    --
                                                    =========    =========
      Interest ..................................   $    --      $    --
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

The financial results during the three and nine months ended March 31, 2005 presents the result of operations of Let's Go Aero, Inc. and does not include the financial results of Tenet Information Services, Inc.

Note 2:  Related party

During the three months ended March 31, 2005, we sold 18,000 shares of restricted common stock to one of our directors, for $12,510 cash at $0.695 per share.

On December 1, 2004, we sold 1,250,000 shares of restricted common stock to a company owned by one of our directors, for $250,000 at $0.20 per share. We are entitled to a call option, giving our Company the right to repurchase all of the shares issued at an exercise price of $0.40 per share any time before November 30, 2006.

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

       Raw materials......................    $  43,262
       Finished goods.....................      124,052
                                              ---------
                                              $ 167,314
                                              =========


Note 5:  Capital Stock

During the quarter ended March 31, 2005, we sold 72,000 shares of restricted common stock to an unrelated third party, for $50,040 cash at $0.695 per share.

                        TENET INFORMATION SERVICES, INC.
                         (Formerly Let's Go Aero, Inc.)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Common stock options:

During the nine months ended March 31, 2005, we granted five consultants options to purchase a total of 768,000 shares of the Company's common stock. The options carry exercise price ranging from $0.40 to $0.70 per share and are vested at the date of grant. We determined the fair value of the options ranging from $0.35 to $0.46 per share and recorded stock based compensation of $309,756 in accordance with SFAS 123.

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

       Risk-free interest rate........................            3.60%
       Dividend yield.................................            0.00%
       Volatility factor..............................         103.120%
       Weighted average expected life.................    Ranging from 1,740
                                                            to 3,650 days

The status of the Company's stock options are summarized as follows:

                                                              Weighted
                                              Number          Average
                                              of Shares       Exercise
                                              Exercisable     Price
                                              ------------    -----------
       Outstanding at June 30, 2004........     1,508,008     $      0.70
       Granted.............................       768,000            0.60
       Exercised...........................           --               --
       Canceled............................           --               --
                                              ------------    -----------
       Outstanding at March 31, 2005.......     2,276,008     $      0.67
                                              ============    ===========

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

Results of Operations                             Nine Months Ended
                                                      March 31,
                                                -------------------
                                                 05            04
                                                -----         -----
                  Revenue                      174,969       133,620

                  Cost of Revenue               78,617        55,728

                  SGA                          294,940       205,534

                  R & D                         15,195         3,520

                  Other Income(expense)         17,133             1

                  Interest Expense              (2,813)     (138,210)

                  Stock based compensation
                  Note 5                      (309,756)          --

                  Net Loss                    (509,219)     (269,371)


Nine Months Ended March 31, 2005, Compared with Nine Months Ended March 31, 2004

During the first nine months of Fiscal 2005, the Company's revenue grew 31% to $174,969 compared to $133,620 in revenue for the similar period of Fiscal 2004. During the current period the Company's sales resulted primarily from inquiries generated by our web site. The Company intends to increase its selling effort during the fourth period of fiscal 2005, and beyond.

Cost of revenue for the nine months ended March 31, 2004, increased $22,889 or 41% from $55,728 during the 2003 period, to $78,617 for the 2004 period.

Gross margin on product sales decreased to 55% for the current period from 58% during last years comparable period.

SG&A expenses increased to $294,920 for the nine months ended March 31, 2005, compared to $205,534 for the comparable period of 2004. The increase in SG&A expenses for the current nine month period is primarily attributable to costs associated with the Tenet Information Services combination and to a lesser extent an increased operating tempo at the Company.

Net loss for the nine months ended March 31, 2005, was ($509,219) or ($0.07) per share as compared to ($269,371) or ($0.08) per share for the nine months ending March 31, 2004. $309,756, or 61% of the current periods Net Loss is attributable to the accounting treatment of stock option grants.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased from $142,279 at December 31, 2004 to $51,202 at March 31, 2005. During the first nine months of fiscal 2005, the Company used $400,640 of cash to fund its operating activities and $31,185 for the purchase of tooling and patent related expenses.

LGA Capital Requirements

The Company will need to raise additional operating capital from either financing activities or from product licensing revenue to fund the Company's growth through the end of the 2005 fiscal year and beyond. The Company is currently increasing its product inventory and higher inventory levels will also increase the use of cash until the inventory is sold. Currently, LGA intends to add approximately $90,000 of inventory to its books over the next 120 days. In addition, the Company will incur higher operating expenses into the future for, among other reasons, an increased focus on selling, product fullfillment and the personnel necessary to support this growth.

During the three month period ended March 31, 2005, the Company sold 72,000 shares of restricted common stock to an unrelated third party, for $50,040 or $0.695 per share.


The Company is working on several product licensing opportunities, that if completed, have the potential to generate significant growth capital for our business. However, no assurance can be given as to whether these discussions will result in a completed transaction, nor can the Company give any assurances as to the timing or financial magnitude of these transactions.

Subsequent to the end of the March, 31, 2005 quarter, the Company signed a licensing agreement with AutoTek China that is related to a recent addition to the Company's Intellectual Property (IP) portfolio. This IP, known as the Little Giant Trailer System (LGT), is a high quality, "knockdown" shippable, kit trailer. As of April 5, 2005, it is now legal for Chinese citizens to tow lightweight (under 1,500 pound load rating) trailers on China's roads. AutoTek China is a joint venture between AutoTek New York and Haide Special Vehicle Factory located in Yantai, China. AutoTek China debuted the LGT at the 97th Caton Fair trade show in early April. The technology was well received as acceptable not only in China, but worldwide. LGA has licensed AutoTek China to manufacture trailers in China using the LGT IP, for exclusive sale in China, Russia and the former Soviet State countries. LGA and AutoTek are in continuing discussions regarding AutoTek's desire to acquire additional selling rights for LGT in the broader worldwide market for this technology. In addition, LGA has been approached and is in discussions with several other companies interested in securing rights to the Little Giant IP and its derivatives.

LGA has also begun licensing discussions regarding the Company's TwinTube, GearBag and GearDeck product lines with several third party's.

During the three months ended March 31, 2005, LGA received notification from the U.S. Patent and Trade office that additional claims for the Company's GearBed cargo management system for pickup beds have been allowed and will issue in the near future. LGA is currently aware of two automotive OEM's that are selling a product containing the exact IP contained LGA's intellectual property portfolio.

Due to the timing of anticipated inventory additions and higher operating expenses, the Company will need to raise capital, in addition to the recent stock sales, from either financing or licensing sources during fiscal 2005.

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



                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the third quarter of fiscal 2005, LGA sold a total of 90,000 shares of common stock, for $62,550, or $0.695 per share. The shares of common stock were sold to an existing LGA shareholder and to an unrelated third party. The transaction was completed on March 2005. The Tenet shares were issued pursuant to exemption from registration under Sections 3(b)and/or 4(2) and or 4(6) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

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

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submissions of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits.

        (i) Exhibits



          Exhibit
            No.    Description
          -------  ---------------------------------------------
            31     Certification required under Section 302 of
                   Sarbanes-Oxley Act of 2002

            32     Certification required under Section 906 of
                   Sarbanes-Oxley Act of 2002

        (ii) Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:   May 12, 2005                TENET INFORMATION SERVICES, INC.


                                     /s/  Marty Williams
                                     ----------------------------------
                                     Chairman of the Board of Directors
                                     Marty Williams