Form 10KSB
period 2005-06-30
LGA, INC
filed 2005-10-24
CIK 845696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                     For the fiscal year ended June 30, 2005
                                               -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


                         Commission file number 0-18113
                                                -------


                               LGA HOLDINGS, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


                   Utah                                    87-0405405
    -------------------------------                    --------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


    3380 North El Paso Street, Suite G, Colorado Springs, Colorado     80907
    --------------------------------------------------------------  ----------
             (Address of principal executive offices)               (Zip Code)


Issuer's telephone number  (719) 630-3800
                           --------------


Securities registered under Section 12(b) of the Exchange Act:

     None


Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                ----------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                   Yes [X] No []

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $286,197

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. September 30, 2005: $ 1,567,159

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. June 30, 2005: 8,119,074

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

   Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding the timing and expected benefits of the acquisition of Let's Go Aero, Inc. by LGA Holdings, Inc. described below. These statements are based on management's current expectations and estimates; actual results may differ materially due to certain risks and uncertainties. For example, the ability of Let's Go Aero, Inc. to achieve expected results may be affected by external factors such as competitive price pressures, conditions in the economy and industry growth, and internal factors, such as future financing of the acquired operations and the ability to control expenses.

                                     PART I

Item 1.       Description of Business.

LGA Holdings, Inc., ("LGA" or the "Company")) is the sole owner of its operating subsidiary, Let's Go Aero, Inc. ("Aero"). LGA acquired Aero effective June 30, 2004 through a stock for stock exchange under which the former shareholders of Aero were issued new LGA shares of common stock in exchange for all of Aero's outstanding shares and $1,518,440 of debt. The former Aero shareholders and debt holders ended up with 85% of the outstanding common stock of LGA. Prior to the acquisition, LGA had no business or operations after having sold what business it did have October 22, 2003, several months before the acquisition of Aero. Therefore, at the time of the acquisition of Aero, LGA was what is known as a publicly held shell company. LGA changed its name to LGA, Inc. from Tenet Information Services, Inc. by a vote of shareholders on May 27, 2005, but the name was not available according to the Utah Secretary of State. By consent of shareholders owning in excess of a majority of shares, the name was changed to LGA Holdings, Inc. in October, 2005.

Upon the acquisition of Aero, two of LGA's three Directors resigned and two Directors of Aero were appointed to fill those positions. The third LGA director was and is a director of both companies. In addition, all of the officers of LGA resigned and members of Aero's management team were appointed to those positions. See Item 9, below. For accounting purposes, however, the transaction was deemed to have been an acquisition of LGA by Aero. Further information on the details of the transaction can be had by reviewing LGA's Form 8-K filed July 21, 2004 and Form 8-K/A filed October 20, 2004 available at the EDGAR website of the Securities and Exchange Commission (www.sec.gov) or from LGA upon request. Copies may also be read and copied at the SEC's Public Reference Room, Headquarters Office, 100 F Street, N.E., Room 1580, Washington, DC 20549. Call
(202) 551-8090 for further information.

Let's Go Aero, Inc.

Aero, LGA's wholly owned subsidiary, is LGA's only operating business. Aero is in the business of designing and selling gear management solutions for the automotive and recreation industries. Aero's family of products uses patented designs, and includes the GearWagon(R) line of Sport Performance Trailers(R), and the GearSpace(TM) line of hitch-mount cargo carriers. Aero was formed in 1998.

Aero

Aero was founded as a product design, development and engineering company. It specializes in providing novel solutions for vehicular cargo carrying enhancements. Aero has patents issued and pending that protect its intellectual property. These patents and claims relate to how cargo can be attached and carried on a vehicle's hitch receiver, frame, or body surface. Some examples are:

o Silent Hitch Pin(TM) rigidly couples the connection between the trailer hitch receiver and any inserted ball mount or accessory;

o TwinTube(TM) provides a universal mounting structure for carrying gear and equipment with a receiver style hitch;

o The fully-enclosed, encapsulated, and easy-opening designs of Aero's product enclosures for cargo safety, security, and accessibility; and

o Extensive designs for the use of C-Channel for making "HardpointTM" attachments to Aero's carriers, trailers, and all vehicular surfaces.

Aero also has numerous product extensions and accessories that complement and expand these core technologies.

Aero's intellectual property has broad application in the automotive industry, and several automotive original equipment manufacturers (OEM's) are in various stages of integrating aspects of Aero's technology into their product lines. In May, 2002, Aero licensed three pieces of its intellectual property to Sport Rack International/Valley Industries, Inc., an affiliate of Advanced Accessory Systems, LLC, (AAS) the largest supplier to automotive manufacturers worldwide of products similar to Aero's products. Aero's product licenses with Sport Rack International/Valley Industries, Inc. resulted in the payment to Aero of $300,000 in 2004 and an ongoing royalty of 10% of the revenues (after $300,000) Sport Rack generates with the technology until May, 2007. The $300,000 is reflected in the financial statements at $60,000 per year. See note 4 to Financial Statements.

At the November 2002 Specialty Equipment Manufacturers Association (SEMA) annual trade show, Aero won the GMC Professional Grade Challenge for the Best New SUV Accessory Idea. This prestigious award from General Motors Corp. is for the Company's TwinTube system technology.

Aero has developed and will continue to develop intellectual property for the Automotive, recreation vehicle and recreation industries. It is Aero's intent to license its technology to the industry leaders that can most effectively bring the licensed technology to market. Aero plans to license the production and sales of its products for an up-front fee and an ongoing royalty based on unit sales.

Products

Aero currently has several product lines that it has been selling for several years and other product lines that are emergent. These product lines are describes as follows:

o GearWagon AT(TM) Sport Performance Trailers(R). Aero's GearWagon(R) line of Sport Performance Trailers(R) are designed for carrying all types of personal, recreational, and commercial gear in an aerodynamic, weather-resistant, secure and attractive transport.

o GearSpace(TM) Carriers. The GearSpace(TM) hitch based carrier line consists of two fully enclosed cargo carrier models, GearSpace 34(TM) and GearSpace 20(TM), with three structural options to choose from for varying function while on the vehicle's hitch receiver. These patented and patent pending designs offer versatility, security and safety.

o SILENT HITCH PIN(TM). This anti-vibration device takes all movement out of the connection between the vehicle towing system and what's being towed or carried. In short, it freezes the attachment securely in place. It works with most consumer vehicle towing systems.

o TWINTUBE(TM) System. The TwinTube(TM) ("TT(TM)") System is a new, patent-pending design that has been licensed to Sport Rack International/Valley Industries, Inc. for sale to the automotive original equipment manufacturers ("OEM's") and the after-market. TwinTube(TM) is a universal mounting structure for carrying gear and equipment with a hitch receiver. Let's Go Aero is integrating this technology into all of its hitch based carriers during the second half of 2004. TwinTube(TM) is also available as a UBI(TM) system (U-Build-It).

o GEARDECK(TM) System. Incorporating Aero's novel TwinTube(TM) technology, GearDeck(TM) is a modular carrier that functions as an open platform carrier or a fully-enclosed carrier through the use of a modular hardtop lid enclosure that is easily attached and removed. The open platform can carry bicycles, among many other large items; the full enclosure system carries all kinds of general cargo as well as items such as power generators. Aero is in discussions with an internationally recognized name in camping equipment for a 2006 rollout of this product in the mass market channel.

o GearBag 18(TM). Novel patent pending TT (TM) based fully enclosed gear carrier that is value based and price-point competitive. Aero is currently in discussions with an internationally recognized name in camping equipment for a 2006 rollout of this product in the mass market channel.

o GearCrate(TM)/LittleGiant Trailer System(TM). New patent pending design for both a stand alone recyclable shipping crate, a stand alone utility trailer and the novel function of a shipping crate that can be easily converted into a trailer at destination for the device being shipped; for example, ATV's, motorcycles, generators, welders, etc. The design debuted at the April, 2005, Canton Fair in Guangzhou, China.

o Gullwing(TM) camper. Derivative of Little Giant Trailer(TM). New patent pending design for personal motor sport and RV applications. The GullWing(TM) design allows a cargo trailer to convert into a new category of camping trailer. GullWing(TM) intellectual property also has application for pickup toppers and pickup campers.

o Tentris(TM) tent and portable structure. New patent pending design for tent and portable enclosure applications.

o GenPac(TM). New patent pending derivative of Aero's GearDeck 17 system. GenPac is an all-in-one electrical generator storage, transportation and organization solution designed initially for recreational vehicles. The GenPac system may also have application with the broader portable generator market.

o Hardpoint(TM) Technology. Aero has patents issued and patents pending for the integration of C-Channel onto vehicle surfaces, including pickup truck beds, vehicle roofs and trailers. The Hardpoint(TM) system is another potential source of royalty revenue for Aero.

Business History

The impetus for Aero was a 1990 concept by its principal founder for a lightweight aerodynamic trailer to carry recreational gear. This concept led to the creation of a prototype product that was tested in 1997. In the fall of 1997, work began on what came to be the GearWagon(R) line of Sport Performance Trailers(R) (SPT). Aero was incorporated in April 1998, the first GearWagon(R) SPT hit the road in July, 1998, and Aero debuted two GearWagon(R) SPT's at the Interbike Trade Show in October, 1998.

During the development of the GearWagon(R) product, several additional product opportunities became apparent. The GearWagon(R) Hardpoint(TM) system was designed using Unistrut(TM) and/or B-Line(TM) engineering C-Channel. The Hardpoint(TM) system appeared to have great promise for use in the motor vehicle and recreation vehicle industries, and Aero filed patent claims for the integration of C-Channel on vehicular surfaces in 1998. The original patent claims for Hardpoint(TM) technology were issued in 2001. Aero has also filed many continuation claims for this technology.

After the Interbike Show in the Fall of 1998, Aero began receiving orders for GearWagon(R) trailers. Medallion Plastics in Elkhart, IN became Aero's manufacturer of GearWagon(R) trailers in January, 1999.

In early 1999, Aero joined the Specialty Equipment Market Association (SEMA). SEMA is the largest trade organization for the automotive aftermarket industry. Basically, SEMA is the entire automotive industry worldwide, less new vehicle sales. Aero displayed its products at SEMA's industry convention in November, 1999, as a debut to the automotive industry.

During the development of the GearWagon(R) line, the Company developed a concept for a hitch based cargo carrier line that resulted in Aero's GearSpace(TM) product line. The GearSpace(TM) 34 capsule also debuted at the 1999 SEMA convention.

Aero went on to design the Silent Hitch Pin(TM). Aero's patent application for the Silent Hitch Pin(TM), which was filed in mid-2000, was granted in May, 2003. In early 2000, Aero moved the production of its products from Medallion's operation in Elkhart to Prodesign, a Division of Coachmen Industries, Inc., which is also based in Elkhart, IN.

After the SEMA 2001 convention Aero entered into a relationship with J.S. Chamberlain and Associates. Chamberlain and Associates has been an automotive supplier developer since the early 1960's. Through a series of meetings arranged by Chamberlain, Aero and Sport Rack International/Valley Industries, Inc. agreed to a product license for Aero's Silent Hitch Pin(TM) and Twin-Tube(TM) Technology in May, 2002.

At the SEMA 2002 convention Aero won the Best New SUV Accessory Idea from General Motors Corporation for its TwinTube(TM) carrier system.

The Future

Aero has the GearWagon(R) trailer line, GearSpace(TM) line, Silent Hitch Pin(TM) line, the GearDeck(TM) system, and TwinTube(TM) UBI(TM) that are patent protected. Aero's Hardpoint(TM) technology may also be a significant royalty generator for Aero in the future.

Aero's future focus is on partner and product development. There is a very large consumer market for Aero's products, and its approach to this market is to enter it through partnership arrangements with large existing participants.

Aero is in discussions with various automotive and recreation vehicle OEMs for custom versions of its products and technology that compliment and extend the capabilities of the OEMs' vehicles.

Objectives and Sales

     Objectives

     o To establish manufacturing, sales and marketing partners for Aero's products domestically and internationally

     o To continue product development and invention work where a clear payoff is predictable o To establish positive operating cash flow and earnings

Aero has licensed Sport Rack International/Valley Industries, Inc. to manufacture and sell three Aero designs in the consumer market. At the same time, Aero is focusing on opportunities to customize its products for business and governmental use.

     Customer Direct Sales

Close to 80% of Aero's sales revenue currently comes from direct-to-customer sales that are the result of the customer finding Aero's web site. Aero has exhibited products at several trade shows over the last five years. Primarily, Aero has attended the SEMA automotive trade show that is held annually in early November in Las Vegas. Aero has also displayed its products at the Denver International Auto show and the Denver Sportsman show.

Aero has promoted its products primarily through a "Public Relations" approach. As a result of these efforts, Aero has spent little on direct advertising, yet has been featured in many national magazines, newspapers, and TV and radio shows. Because Aero's product designs are novel, publishers of magazines frequently feature its products in the magazines "New Product Review" sections along with Aero's address and web site. This approach has been important to Aero's products getting discovered, while keeping its promotional expenses low.

Aero's customers also provide great leads for product sales. In addition to current owners giving Aero positive reviews to prospective new owners, Aero's products all feature its web site address on its product logo. Aero regularly gets inquiries from individuals who have seen Aero products in the field.

It is Aero's intent to establish a sales relationship with market partners or an OEM to promote, manage and distribute its product lines for gear transport through the partners' established market channels.

Market for Products

For many years, people have been increasing their recreation time and recreation interests. This trend has spurred a dramatic increase in the purchase of sport utility vehicles (SUV's), mini-vans, and pick-up trucks. The purchase of these style vehicles reflects, in part, the consumers' perceived need for increased cargo capacity.

Auto industry research indicates that nearly 50% of American households own a SUV, mini-van, or pick-up truck, and 70% of these vehicles are equipped with tow packages from the factory in addition to aftermarket hitch installations of nearly 6 million estimated for 2003 alone.(1) Accessory item sales for these vehicles, a segment of the automotive specialty equipment industry, grew nearly 60% between 1990 and 2000, and hitch accessories continue to represent the fastest growing segment of the SUV's aftermarket accessory sales.(2) Aero's Sport Performance Carriers(TM) and products serve this expanding market. According to the Specialty Equipment Manufacturers Association (SEMA), the overall automotive retail after-market equipment sales for 2000 exceeded $23 billion.(3) Accessory and appearance products are estimated to represent 54% of those sales.(4) In addition, SEMA reports that the marketplace expanded nearly 60% between 1990 and 2000.(5) Sales of sport utility vehicles and passenger vans increased by more than 10% annually during the same time period.(6) For the first time in the history of the automotive industry, in 2002 more SUV's and Trucks were sold than passenger cars. Many of these SUV's and trucks are coming with hitch receivers from the factory, and the trend toward towing equipment being a standard vehicle feature appears to be accelerating.

Based on SEMA research, in 1999 there were 3,800,000 receiver style hitches either installed by the aftermarket or delivered on new vehicles. In 2002, that number climbed to 4,900,000 and by 2005 it's projected that the number will increase to 5,800,000 units.

The installed base of receiver style hitches presents a large latent market for Aero's products. Further, Aero believes that the automotive OEMs would like to migrate the accessories currently being carried on the roofs of SUVs to the receiver hitch to reduce the roll-over risk of SUVs and provide consumers with more convenient cargo carrying solutions.

Competition

The sport equipment carrier market is a competitive environment with numerous participants that are larger than Aero and have the following advantages relative to Aero:

     Name recognition

Several competitors, like Yakima Products and Thule have long established names with the public. Aero is still relatively unknown. It can take years to establish a Brand name, and Aero is at the beginning of exposing its products and brand to the public

     Product Lines

Several competitors have broad product lines compared to Aero. Aero does not participate in the roof top cargo carrier market and does not plan to participate in this market, except, potentially, in a limited way with one emergent product line.

___________________________
(1) Specialty Equipment Market Association, Market Highlights, 2001 & 2002 Market Study.
(2) Ibid.
(3) Ibid.
(4) Ibid.
(5) Ibid.
(6) Ibid.

In terms of product strength, Aero believes it has several distinct advantages over the competition:

o Large cargo capacities and lightweight designs easily surpass the cargo transport capabilities of roof top products and other receiver based products currently on the market.

o    The opening systems enable Aero products to enclose space more efficiently.

o    Aero enclosed carrier products offer increased security over open carriers.

o    Aero products are safer than rooftop carriers, their primary competitor.

o    Patent filings protect Aero products' ergonomics and efficiencies.

o    Aero products' aerodynamic efficiencies reduce impact on fuel economy.

o Multiple product offerings provide consumers with various options and price consideration

     Opening Systems

Aero's GearWagon(R) and GearSpace(TM) capsules represent a new category of container. These containers have shells that are concave so that the lids open by dropping and "nesting" under the base. This allows easy content access for customers. When closed, the shells are "self-reinforcing" and very tough.

     Content Security

Aero's GearWagon(R) and GearSpace(TM) carriers are lockable and fully enclosed so the owner's gear is in a water and dust free environment. When traveling, having gear out of sight is one of the best theft-prevention steps to take. This means high-value, lightweight objects like cameras and computers can be stowed in Aero's carriers.

     Safety Factor

Safety comes in many forms for Aero customers. When compared to roof-based systems, Aero carriers do not raise a vehicle's center of gravity and therefore, when compared to a similar weight on the roof of a vehicle, make the vehicle less prone to rollover.

Aero's carriers are also loaded by standing on the ground. Roof carriers are commonly loaded by standing on a running board, a doorsill or a stepladder--all precarious positions from which to be lifting and moving gear. Most roof systems are limited to 100 pounds of gear weight. Most SUV hitch receivers are rated for 500 pounds of load carrying.

     Patent Protection

Starting in 1998, Aero has been very diligent at protecting its technology with "utility" patent protection, which is the highest form of invention protection. Utility patents are issued for truly novel technological achievements. The method by which Aero's product capsules open, the Hardpoints(TM) used on Aero's products, the way Aero's GearSpace(TM) carrier platforms telescope and pivot, and the features of the Silent Hitch Pin(TM) are all patented aspects of Aero's products. All Aero's patents have at least 14 years remaining in their respective terms.

The advantages of patent protection can be seen most clearly with the Silent Hitch Pin(TM) and the TwinTube(TM) system. Aero has licensed this technology to Sport Rack International/Valley Industries, Inc. which is selling to industry participants.

     Aerodynamic Efficiencies and Fuel Economy

It appears from informal evidence that Aero's GearWagon(R) line of Sport Performance Trailers(R) is fuel efficient. It also appears from informal evidence that Aero's GearSpace(TM) carriers have no noticeable effect on fuel economy. When used on an SUV, these carriers sit in the vehicle's draft.

     Volume and Weight Advantages

Because of Aero's capsular designs, its products offer high "space-to-weight" ratios relative to other cargo carrying products currently on the market. The GearWagon(R) SPT weighs in at 235 pounds empty and encloses approximately 86 cubic feet and has a carrying capacity of 700 pounds. A standard "box" trailer with similar storage capability typically weighs close to 1,000 pounds empty, meaning that a fully loaded GearWagon(R) SPT weighs less than a comparable empty box trailer. Aero's GearSpace(TM) line attaches to the strongest point on a vehicle, the hitch receiver. Aero rates its GearSpace(TM) carriers for 300 pounds of cargo carrying, which gives the owner of a standard SUV three times the weight carrying ability of a typical roof top box.

Manufacturing and Development

     Manufacturing

Aero's focus is on product and technology development. Aero's licensees are responsible for manufacturing the designs. Aero does have numerous vendors it utilizes to fabricate its products. Aero has four different vendors that have produced over 50,000 Silent Hitch Pins(TM) in Taiwan, China and India. Aero has had a five-year relationship with Prodesign, LLC of Elkhart, Indiana. Aero is in the process of ending this contract manufacturing relationship. Aero has determined that the products manufactured by Prodesign (GearWagon AT and GearSpace 34) can be manufactured much less expensively and at a higher overall quality using rotational molding, instead of Aero's current thermoforming method. Aero has a Colorado based rotational molder identified and has begun preliminary tooling design work with this manufacturer. Aero anticipates that the retail price of GearWagon AT and GearSpace 34 will be reduced by more than 20% with this production technique change. In addition, the finished products will be even more robust than their thermoformed counterparts. Aero also anticipates benefiting from the improved operating efficiencies provided by moving the final assembly and shipping of GearWagon AT and GearSpace 34 to our facility in Colorado Springs, when compared to Elkhart, IN., which is 1,100 miles away.

Aero recently began a contract manufacturing relationship with AmeriSource of Shanghai, China. AmeriSource is currently one of Aero's TwinTube(TM) system vendors. Aero is evaluating AmeriSource as a potential vendor for the Silent Hitch Pin product line and the LittleGiant product line. Aero and AmeriSource are currently working on several additional programs involving Aero licensing AmeriSource to produce Aero's GearDeck(TM) and GearBag(TM) products under private label for an internationally recognized name in camping equipment. It is too soon to tell what the significance and timing of this project will mean for Aero.

Aero is in discussions with AutoTek China and Haide Special Vehicle Factory of Yantai regarding AutoTek/Haide's interest in obtaining a production and sales license for Aero's GearCrate (GC) and LittleGiant Trailer system (LGT) intellectual property. Aero and AutoTek/Haide displayed two LGT's at the April, 2005, Canton Fair in Guangzhou, China. Beginning April 5, 2005, Chinese citizens can now tow lightweight trailers (under 1,500 pound load) on China's roads. Aero and AutoTek continue to discuss a license program whereby AutoTek/Haide produces and sells GC and LGT based designs both for the domestic China market and for the worldwide export market. Aero has not yet reached final terms on this license with AutoTek/Haide and no assurance can be given regarding whether final licensing terms will be agreed to.

Aero is actively engaged in specifying sources for all its assembly services, raw materials and parts in order to ensure that its products meet its quality and performance standards. All specified raw materials and parts or acceptable substitutions are available from many suppliers, and Aero does not rely on any one supplier the loss of which would cause any long term adverse consequences to Aero.

     Shipping

The shipping cost of Aero's products is reasonable considering some of the products' sizes. Aero has shipped over 1,000 units from Elkhart to destinations throughout the United States. Aero has had few freight claims for damaged goods and believes it has the packaging adequate to properly protect the product.

Both GearWagon(R) and GearSpace(TM) products have modest final assembly requirements for the customer or dealer to complete.

Aero utilizes the shipping services of Roadway and R&L Carriers among others.

     Research and Development

Aero's expenditures for research and development have been $45,770 and $19,112 for the fiscal years ended June 30 2004 and 2005, respectively. See Management's Discussion and Analysis, below. Aero will continue product development and invention work where a clear payoff is anticipated. Aero's staff is considering numerous ways to branch and grow its current products depending on market opportunity and demand. Aero's staff continues to work on new product designs and improvements to protect and expand Aero's existing intellectual property.

Regulation

Aero has adopted all applicable standards from United States National Highway Transportation Safety Administration regulations and maintains adherence to Society of Automotive Engineers guidelines and specifications. In addition, both federal and state authorities regulate the manufacturers and sellers of recreational and family cargo transports. Aero is a licensed vehicle manufacturer in the State of Colorado and has obtained the state permits, licenses, and bonds required to operate.

Aero's products have been independently tested for impact and temperature extremes. Aero's Silent Hitch Pin(TM) and GearSpace(TM) Spine and Frame structural systems have been independently tested for load carrying strength.

Aero has had Corporate and Product Liability insurance for the last five years and has not had a product liability claim. Further, as Aero successfully licenses its designs, generally the licensee will be responsible for carrying manufacturer and product liability insurance.

Aero has registered with or obtained memberships, licenses, permits, or certificates from the following organizations and agencies:

Society of Automotive Engineers (SAE);
National Highway Transportation Safety Administration (NHTSA); Dealer Section of the Department of Motor Vehicles, State of Colorado; and Specialty Equipment Market Association (SEMA).

Employees

Aero currently has four full-time employees including its officers, Marty Williams and Sara Williams, and an office manager. Aero's product engineer, Matthew Drabczyk, who is also a major LGA shareholder, works on a project basis for Aero.

Reports Filed with the Securities and Exchange Commission.

LGA is registered with the SEC under the Securities Exchange Act of 1934. As a registrant, LGA files annual (Form 10-KSB) and quarterly (Form 10-QSB) that contain financial information. LGA also files proxy statements for its meetings of shareholders and reports of material current events (Form 8-K). This information may be requested or read through sources described above in this
Item 1.

Item 2. Description of Property.

Aero currently leases 5,000 square feet of combined office and warehouse space at its principal place of business in Colorado Springs, Colorado, that it uses for storage of some inventory and light product assembly. Aero entered into this lease in June 2004 and expects its facilities will be sufficient for the three-year term of the lease. The lease rent is $3,500 per month. The space is currently fully built out in good condition and Aero has no plans to renovate it. Comparable properties are available at competitive rates in the same general area as the current facilities. The current space is adequately covered by insurance.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On May 27, 2005, LGA's shareholders voted at their annual meeting on a proposal to change the name of the Company from Tenet Information Services, Inc. to LGA, Inc. In addition, shareholders voted on adoption of an Equity Incentive Plan and ratification of Cordovano and Honeck LLP as independent certified public accountants. The votes were as follows:

                                    For        Against    Withhold
   --------------------------    ----------    -------    --------
   Name Change                   6,613,164         65      13,815
   --------------------------    ----------    -------    --------
   Approval of Equity Plan       6,485,456     32,782      15,791
   --------------------------    ----------    -------    --------
   Ratification of Choice of     6,627,029         15           0
   Accountant
   --------------------------    ----------    -------    --------

In early October, 2005, the Utah Secretary of State informed LGA that it could not have the name "LGA, Inc." Thereafter, LGA shareholders owning greater than a majority of LGA's outstanding stock (Marty Williams, Sara Williams, Eric Nickerson and Third Century II, which is controlled by Eric Nickerson) changed the name to LGA Holdings, Inc. The process of amendment is authorized by the Utah Revised Business Corporation Act, 16-10a-704. An Information Statement describing these events will be sent to shareholders in the near future.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

LGA's common stock is currently thinly traded "over-the-counter" and is listed in the Pink Sheets(R) published by the National Quotation Bureau, Inc. as well as on the OTC Bulletin Board operated by the NASDAQ Stock Market, Inc. The following table sets forth the high and low bid prices for LGA's common stock for each of the quarters ending on the indicated date adjusted for LGA's reverse split of 1:20 that was effective October 22, 2003.

                     Quarter Ended          Low Bid           High Bid
   -------------- -------------------- ------------------ ------------------
   2003              September 30        Not Available      Not Available
   -------------- -------------------- ------------------ ------------------
                      December 31             .60               1.00
   -------------- -------------------- ------------------ ------------------
   2004                March 30               .40                .65
   -------------- -------------------- ------------------ ------------------
                        June 30               .25                .50
   -------------- -------------------- ------------------ ------------------
                     September 30             .20                .35
   -------------- -------------------- ------------------ ------------------
                      December 31             .20                .40
   -------------- -------------------- ------------------ ------------------
   2005                March 31               .25                .94
   -------------- -------------------- ------------------ ------------------
                        June 30               .40               1.00
   -------------- -------------------- ------------------ ------------------

The quotations reflect inter-dealer prices, without markup, markdown or commission and may not represent actual transactions.

The number of shareholders of record for LGA's common stock as of March 31, 2005, was 402, which include depositories and broker/dealers who hold shares of common stock in "nominee" or "street" names.

Sales of Unregistered Securities

The following table sets forth information regarding recent sales of unregistered securities.
                             Shares of Common
     Date                       Stock Sold        Aggregate Price
     -------------------     ----------------     --------------
     November 29, 2004            1,250,000       $ 250,000.00
     -------------------     ---------------      --------------
     March 8, 2005                   18,000          12,510.00
     -------------------     ---------------      --------------
     March 16, 2005                  72,000          50,040.00
     -------------------     ---------------      --------------
     August 19, 2005                 43,148        $ 29,987.86
     -------------------     ---------------      --------------

All sales were negotiated and approved the Company's Board of Directors. All purchasers represented that they were accredited investors as defined in the United States securities laws. The sales were exempt from registration under
Section 4(2) and/or 4(6) of the Securities Act of 1933, as amended and/or Rule 506 or Regulation D.

   Compensation Plans

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of LGA are authorized for issuance, aggregated as follows:

i. All compensation plans previously approved by security holders; and
ii. All compensation plans not previously approved by security holders.


       Plan category           Number of securities to be    Weighted average exercise      Number of securities
                                issued upon exercise of        price of outstanding
                                  outstanding options,         options, warrants and      remaining available for
                                  warrants and rights                 rights                  future issuance
----------------------------- ----------------------------- ---------------------------- ---------------------------
Equity compensation plans              1,000,000                       0.70                       500,000
approved by security
holders
----------------------------- ----------------------------- ---------------------------- ---------------------------
Equity compensation plans
not approved by security                738,000                        0.57
holders
----------------------------- ----------------------------- ---------------------------- ---------------------------

Total                                  1,738,000                       0.635                      500,000

----------------------------- ----------------------------- ---------------------------- ---------------------------


Item 6.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

                      Fiscal 2005 Compared with Fiscal 2004

                                              FY 05             FY 04
     ---------------------------------      ----------      -----------
     Product sales and Royalty                286,197          188,266
     Revenue
     ---------------------------------      ----------      -----------
     Cost of Revenues                         169,183           80,085
     ---------------------------------      ----------      -----------
     Sales, General & Administrative          390,536          428,332
     ---------------------------------      ----------      -----------
     Development                               19,112           45,770
     ---------------------------------      ----------      -----------
     Stock Option Expense                     309,756              -0-
     ---------------------------------      ----------      -----------
     Costs and Expenses                       888,587          554,187
     ---------------------------------      ----------      -----------
     Operating Loss                         (602,390)        (365,921)
     ---------------------------------      ----------      -----------

During fiscal year 2005 the company had revenues of $286,197, which represented an increase of $97,931 or 52% over prior year revenues of $188,266. This increase is primarily attributable to Aero's acquisition by LGA and the financial latitude the combination provided Aero to finish tooling on new products and begin modest outreach to customers for our product lines.

Cost of revenues increased 111% from $80,085 in 2004 to $169,183 in 2005. The 111% increase in cost of goods sold, relative to 52% increase in sales, reflects higher tooling and warehousing costs, and a lower percentage of licensing revenue relative to total revenue for 2005 as compared to 2004.

The gross margin on product sales decreased to 25% in 2005 from 34% in 2004. LGA's 2005 decrease in gross margin on product sales resulted from increased tooling and warehousing costs relative to total revenue, as compared to 2004.

Including Royalty income, gross margin decreased from 57% in 2004 to 41% in 2005. LGA's business model is to generate revenue from both product sales, including direct and dealer sales and from licensing revenue attributable to licenses for the Company's intellectual property portfolio. LGA has been successful at generating revenue from both sources, but not to a degree to date, sufficient for ongoing profitable operations.

LGA's sales revenue growth for 2005 is the result of growing end user purchases of the company's products. LGA's internet based sales initiatives, begun during the 2005 year, have resulted in higher inquiry and sales volumes for the company.

G&A expenses decreased to $390,536 in 2005 as compared to $428,332 in 2004.

LGA's financial profile has improved over the last year. During 2005, the capital provided by the LGA/Aero combination provided LGA's improved capital structure which allowed the Company to expend resources to better profile the organization to sell product. In parallel this capital, some of which was provided before the 2005 fiscal year began, allowed LGA to finish several important product designs and begin reviews of this intellectual property with potential licensees. It is likely that selling expenses for 2006 will increase relative to 2005.

Based on LGA's operating history, it is probable that the Company will need additional capital in order to achieve and sustain profitable operations. LGA has a history of obtaining growth capital from three sources: 1) equity sales,
2) product margin and 3) licensing revenue. LGA prefers to obtain operating capital from operating margin and licensing revenue. LGA has opportunities, exclusive of equity sales, to generate the capital required for growth from licensing revenue. LGA is currently in licensing discussions with several companies regarding the company's intellectual property. No assurance can be given as to whether these discussions will result in actual licenses and income for the company.

Product development expenses decreased 58% to $19,112 in 2005 from $45,770 in 2004. An important element of LGA's business model is its ability to create novel product designs that include patentable attributes. The process of creating new intellectual property and improving existing LGA technology will result in ongoing expenses for the Company. The timing and amount of these expenses will vary from period to period.

Net loss for the 2005 year was ($590,323) or ($0.08) per share as compared to ($365,868) or ($0.10) per share in 2004. A significant component of the company's 2005 reported loss was the expensing of stock options. During 2005, the company recorded a non-cash charge for stock option issuance in the amount of ($309,756).

Liquidity and Capital Resources

The Company's cash position decreased from $180,619 at year-end 2004 to $25,882 at year-end 2005. The reduction in cash from 2004 to 2005 year-end, is primarily the result of the company's operating losses and higher inventory levels.

LGA is increasing product sales by increasing the profile of the Company's products with the public, retailers and OEMs. LGA's retail sales and promotion efforts are focused on web based promotion and direct to customer related activities. LGA is currently initiating meetings with recreational product OEMs and distributors for the purpose of adding our products, or products containing LGA's intellectual property to their sales programs. During fiscal 2006, LGA anticipates adding personnel in Colorado Springs to support its selling effort.

LGA regularly evaluates its intellectual property portfolio in light of market, product and licensing opportunities for the company's intellectual property. The royalties derived from the company's intellectual property licenses obtained to date have not been sufficient to achieve ongoing profitable operations. LGA is reviewing licensing opportunities with OEM's for the following designs:

A) A modified GearDeck 17(TM) system for storing, transporting and organizing portable generators;

B) GearDeck 17(TM), GearBag 18(TM) and Silent Hitch Pin(TM) designs under private label;

C)   GearCrate(TM) and the related LittleGiant Trailer system;

D)   GearBed surface mount accessory for pickup truck beds; and

E)   Tentris tent/portable structure designs.

No assurances can be made as to whether the company will successfully convert these opportunities into meaningful revenue for the Company.

The Company reported a net capital deficit of ($24,051) as of June 30, 2005. This deficit is attributable to LGA's unearned royalty income ($115,000) that is accounted for as a liability and earned ratably over the life of the technology license.

Net change in cash was ($154,737) of cash in 2005 as compared to $174,427 in 2004. Net cash used in operating activities was ($415,969) in 2005 as compared to ($185,043). During 2005, the company recorded a non-cash charge for stock option issuance in the amount of ($309,756).

During 2005, the Company sold $312,550 of restricted common stock in three separate transactions. $62,500 of this amount was sold at a price equal to $0.695 per share. During the second Quarter of fiscal 2005, LGA sold 1,250,000 shares of common stock to an existing LGA shareholder, for $250,000, or $0.20 per share. In conjunction with this sale, LGA negotiated a call option for these shares that grants LGA the right for two years following the completion of this transaction, to re-purchase any or all of these shares at $0.40 per share.

Approximately $81,739, is owed to present officers and/or directors. There can be no assurance that these officers/directors will not seek payment in the near term.

Inflation has not had a significant impact on the Company's operations.

Item 7. Financial Statements.

                               LGA HOLDINGS, INC.
                   (FORMERLY TENET INFORMATION SYSTEMS, INC.)

                              Financial Statements

                                  June 30, 2005

     (with Report of Independent Registered Public Accounting Firm Thereon)

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Services, Inc.)

                          Index to Financial Statements

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm ..............     F-2

Balance Sheet at June 30, 2005 .......................................     F-3

Statements of Operations, for the years ended
     June 30, 2005 and 2004 ..........................................     F-4

Statement of Changes in Shareholders' Deficit for the period from
     July 1, 2003 through June 30, 2005 ..............................     F-5

Statements of Cash Flows, for the years ended
     June 30, 2005 and 2004 ..........................................     F-6

Notes to financial statements ........................................     F-7

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
LGA Holdings, Inc.:


We have audited the accompanying balance sheet of LGA Holdings, Inc. (formerly Tenet Information Services, Inc.) as of June 30, 2005, and the related statements of operations, shareholders' deficit, and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Companies Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LGA Holdings, Inc. (formerly Tenet Information Services, Inc.) as of June 30, 2005, and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring operating losses, and has a working capital deficit and net capital deficit at June 30, 2005, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 2 and 9 to the financial statements, an error resulting in the overstatement of reported net income and understatement of capital contribution in the amount of $861,577, was discovered by management. Accordingly, the financial statements have been restated to correct these errors.

Cordovano and Honeck LLP
Denver, Colorado
September 13, 2005

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Services, Inc.)
                                  Balance Sheet
                                  June 30, 2005

                                     Assets

Current assets:
    Cash ............................................................ $  25,882
    Accounts and notes receivables:
       Trade receivables, net of allowance of $5,713 (Note 1) .......     8,687
       Note receivable, current portion .............................     7,176
    Inventory, at lower of cost or market (Note 3) ..................   118,005
    Prepaid expenses ................................................     2,234
                                                                      ---------

                   Total current assets .............................   161,984

Property and equipment, at cost,
    net of accumulated depreciation of $97,292 (Note 3) .............    44,001
Intangible assets (Note 3) ..........................................    65,092
Note receivable, net of current portion (Note 3) ....................     5,770
Other assets ........................................................     2,604
                                                                      ---------

                   Total assets ..................................... $ 279,451
                                                                      =========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable ................................................ $  95,360
    Accrued payroll .................................................    92,654
    Unearned revenue (Note 4) .......................................   115,000
    Other current liabilities .......................................       488
                                                                      ---------

                   Total current liabilities ........................   303,502
                                                                      ---------

Commitments and contingencies (Note 6) ..............................      --

Shareholders' deficit (Notes 2 and 5):
    Common stock, $.001 par value;  authorized 100,000,000 shares,
       issued and outstanding, 8,119,074 shares .....................     8,119
    Additional paid-in capital ......................................   620,966
    Retained deficit ................................................  (653,136)
                                                                      ---------

                   Total shareholders' deficit ......................   (24,051)
                                                                      ---------

                   Total liabilities and shareholders' deficit ...... $ 279,451
                                                                      =========


                 See accompanying notes to financial statements

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Services, Inc.)
                            Statements of Operations


                                                     For the Years Ended
                                                           June 30,
                                                ----------------------------
                                                    2005            2004
                                                -----------      -----------
                                                                (As restated)
Sales and Revenue:
    Product sales .........................     $   226,197      $   128,266
    Royalty revenue (Note 4) ..............          60,000           60,000
                                                -----------      -----------
                   Total sales and revenue          286,197          188,266
                                                -----------      -----------

Costs and expenses:
    Costs of sales and revenue ............         169,183           80,085
    Stock-based compensation (Note 5) .....         309,756             --
    Research and development ..............          19,112           45,770
    General and administrative ............         390,536          428,332
                                                -----------      -----------
                   Total costs and expenses         888,587          554,187
                                                -----------      -----------

                   Operating loss .........        (602,390)        (365,921)

Other income (expense):
    Other income ..........................          15,287               53
    Interest expense ......................          (3,220)            --
                                                -----------      -----------

                   Loss before income taxes        (590,323)        (365,868)
                                                -----------      -----------

Income tax provision (Notes 1 and 7) ......            --               --
                                                -----------      -----------

                   Net loss ...............     $  (590,323)     $  (365,868)
                                                ===========      ===========

Pro forma adjustments (Note 1):
    Officers/directors salaries
    Income taxes ..........................            --               --
                                                -----------      -----------
                                                $      --        $  (365,868)
                                                ===========      ===========

Basic and diluted loss per share ..........     $     (0.08)     $     (0.10)
                                                ===========      ===========
Basic and diluted pro forma loss per share      $      --        $     (0.10)
                                                ===========      ===========
Number of weighted average common shares
    outstanding ...........................       7,264,971        3,557,146
                                                ===========      ===========

                 See accompanying notes to financial statements

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Services, Inc.)
                  Statement of Changes in Shareholders' Deficit


                                                               Common Stock        Additional
                                                          ---------------------     Paid-in           Retained
                                                          Shares      Par Value     Capital           Deficit           Total
                                                          ---------     ------     -----------      -----------      -----------
                                                                                  (As restated)    (As restated)
Balance at
  July 1, 2003 ......................................  *  3,421,251     $3,421     $   775,733      $(2,186,709)     $(1,407,555)

Sale of shares for cash .............................  *    151,325        151          73,349             --             73,500
Shares issued in exchange for
    debt conversion (Note 5) ........................  *  2,189,638      2,190       1,515,700             --          1,517,890
Reverse acquisition of Tenet Information
    Services, Inc. (Note 1) .........................     1,016,860      1,017         124,982             --            125,999
Net loss ............................................          --         --              --           (365,868)        (365,868)
S Corporation termination (Note 8) ..................          --         --        (2,489,764)       2,489,764             --
                                                          ---------     ------     -----------      -----------      -----------
Balance at
  June 30, 2004......................................     6,779,074      6,779              (0)         (62,813)         (56,034)

Sale of shares for cash (Note 2 and 5)...............     1,340,000      1,340         311,210             --            312,550
Common stock options
     granted (Note 5) ...............................          --         --           309,756             --            309,756
Net loss ............................................          --         --              --           (590,323)        (590,323)
                                                          ---------     ------     -----------      -----------      -----------
Balance at
  June 30, 2005 .....................................     8,119,074     $8,119     $   620,966      $  (653,136)     $   (24,051)
                                                          =========     ======     ===========      ===========      ===========

*   Restated from 2,619 (See Note 1)


                 See accompanying notes to financial statements

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Services, Inc.)
                            Statements of Cash Flows

                                                                         For the Years Ended
                                                                               June 30,
                                                                      --------------------------
                                                                         2005              2004
                                                                      ---------      -----------
                                                                                    (As restated)
Cash flows from operating activities:
    Net loss ....................................................     $(590,323)     $  (365,868)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization ...........................        26,237           22,492
        Stock-based compensation, stock options (Note 2 and 5) ..       309,756             --
        Changes in assets and liabilities, net of effects of
          reverse acquisition of Tenet Information Systems, Inc.:
             Receivables, inventory and other assets ............       (36,786)         (12,356)
             Payables, deferred income and other liabilities ....      (124,853)            --
             Noncash accrued interest expense ...................          --            170,689
                                                                      ---------      -----------
                 Net cash used in
                    operating activities ........................      (415,969)        (185,043)
                                                                      ---------      -----------

Cash flows from investing activities:
    Purchase of equipment and other assets ......................       (41,176)         (28,124)
    Cash acquired in acquisition of
      Tenet Information Systems, Inc (Note 1) ...................          --            164,094
                                                                      ---------      -----------
                 Net cash provided by (used in)
                    investing activities ........................       (41,176)         135,970
                                                                      ---------      -----------

Cash flows from financing activities:
    Proceeds from  long-term debt ...............................          --            150,000
    Repayments on long-term debt ................................       (10,142)            --
    Sale of common stock ........................................       312,550           73,500
                                                                      ---------      -----------
                 Net cash provided by
                    financing activities ........................       302,408          223,500
                                                                      ---------      -----------

                 Net change in cash .............................      (154,737)         174,427

    Cash, beginning of period ...................................       180,619            6,192
                                                                      ---------      -----------

    Cash, end of period .........................................     $  25,882      $   180,619
                                                                      =========      ===========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Income taxes ..............................................     $    --        $      --
                                                                      =========      ===========
      Interest ..................................................     $    --        $      --
                                                                      =========      ===========

    Noncash investing and financing transactions:
      Acquisition of Tenet Information Systems, Inc.:
        net assets (net of cash) ................................     $    --        $   (38,095)
                                                                      =========      ===========
      Stock issued in exchange for long-term debt* ..............     $    --        $   656,313
                                                                      =========      ===========
      Accrued interest added to loan principal ..................     $    --            184,857
                                                                      =========      ===========
      Long-term debt converted to common stock ..................     $    --        $(1,518,470)
                                                                      =========      ===========

        * Restated.  (See Note 1)

                 See accompanying notes to financial statements

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                          Notes to Financial Statements


(1)  Organization and summary of significant accounting policies

Organization, basis of presentation and Liquidity
-------------------------------------------------
LGA Holdings, Inc. ("LGA", "We", "Us" or "Our") was incorporated in Colorado on April 14, 1998 as Let's Go Aero, Inc. We develop intellectual property for the automotive, recreation vehicle and recreation industries. We also manufacture and distribute various types of specialty trailers and cargo carrying enhancements as well as related parts, accessories and services for the automobile, recreational vehicle and recreational equipment industries. Specialty trailers are manufactured at our outsourced facilities in Elkhart, Indiana while accessories are currently assembled in our facilities in Colorado Springs. We also sell our products directly to end-user customers.

Reverse Acquisition

Effective June 30, 2004, we acquired Tenet Information Services, Inc., a Utah public shell company, in a reverse acquisition in order to access the capital markets to fund our business plans. We exchanged 100 percent of our outstanding shares of common stock for 5,762,214 shares of the common stock of Tenet Information Services, Inc. ("TIS") in a reverse acquisition. This acquisition has been treated as a recapitalization of LGA, a Colorado corporation, with TIS the legal surviving entity. Since TIS had, prior to recapitalization, minimal assets (consisting principally of cash and receivables) and no operations, the recapitalization has been accounted for as the sale of 1,016,860 shares of LGA common stock for the net assets of TIS. Costs of the transaction have been charged to the period. This acquisition also provided $125,999 in net assets including $164,094 in cash. On May 27, 2005 the shareholders of TIS approved a name change to LGA Inc. When LGA Inc. filed this name change with the State of Utah, the name LGA Inc., was rejected for being in use by another Utah corporation. Pursuant to Utah statute 16-10a-100, LGA's Board subsequently adopted the name, "LGA Holdings, Inc." in order to resolve this situation.


In 2004, we changed our year-end from December 31 to June 30.

Inherent in our business are various risks and uncertainties, including our limited operating history, historical operating losses and dependence upon strategic alliances. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We have experienced negative cash flow from operations since our inception and we have expended, and expect to continue to expend, substantial funds to continue our development and marketing efforts. As a result, we had a net capital deficiency at June 30, 2005. Based on our current operating plans, management believes that cash at June 30, 2005, along with proceeds from future revenues and futures sales of common stock, will be sufficient to meet operating needs for the foreseeable future. The actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control. Lower than anticipated sales of our products or higher than anticipated expenses could require us to need additional financing sooner than expected. There is no assurance that we will be successful in selling additional shares of common stock to the public. Our business plan projects profits in June 2006.

Fair Values of Financial Instruments
------------------------------------
The carrying values of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value due to (1) the short-term maturities of these assets and liabilities or (2) their terms.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The more significant estimates are used for such items as: valuation of inventory, depreciable lives of property and equipment, allowance for doubtful accounts, reserves for warranty, and fair valuation of stock options. As better information becomes available or as actual amounts are determinable, the recorded estimates are revised. Ultimate results could differ from these estimates.

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                          Notes to Financial Statements



Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At June 30, 2005, there were no cash equivalents.

Concentrations
--------------
We purchase our plastic shells from two suppliers. The purchases represented approximately 59% and 46% of cost of sales for the years ended June 30, 2005 and 2004, respectively. Although there are a limited number of manufacturers of plastic shells, management believes that other suppliers could provide similar shells on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Allowance for doubtful accounts
-------------------------------
The Company allows for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Bad debt recoveries are charged against the allowance account as realized. Based on these factors, there is allowance for doubtful accounts of $5,713 as of June 30, 2005.

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

Property and Equipment
----------------------
Property and equipment are stated at cost, while repair and maintenance items are charged to expense as incurred. Depreciation is provided for financial reporting purposes using straight-line method over estimated useful lives of 3 to 7 years for machinery and equipment and 10 years for furniture.

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

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                          Notes to Financial Statements


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

Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset. No impairment charges were recognized during each of the years ended June 30, 2005 and 2004.

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

Product Warranty
----------------
Our products are covered by product warranties for one year after the date of sale. At the time of sale, the Company recognizes estimated warranty costs, based on prior history and expected future claims, by a charge to cost of sales and records an accrued liability. The accrued liability is reduced as actual warranty costs are paid and is evaluated periodically to validate previous estimates and known requirements and adjusted as necessary. At June 30, 2005, we have not accrued a reserve for warranty expense as management determined the amount to be immaterial with respect to overall operations and financial position.

Research and Development Expenses
---------------------------------
Research and development expenses were incurred in fiscal 2005 and 2004 and totaled $19,112 and $45,770, respectively. R&D costs are expensed as incurred.

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

In tax years prior to June 30, 2005, we elected to be taxed as an S corporation on our federal and state income tax returns. In lieu of corporate income taxes, the shareholders were taxed on their proportionate share of our earnings from the effective date of the election, which was March 1998.

For periods prior to the revocation of our tax status, we have provided unaudited pro forma income tax information in our statements of operations to reflect as salaries distributions to officers/directors made while we were an S corporation and to reflect an estimated tax provision.

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                          Notes to Financial Statements


Stock-based Compensation
------------------------
The Company accounts for all stock options under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which establishes a fair value method of accounting for stock-based compensation plans. The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per share had the fair value of the stock options been recorded in the financial statements. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income
(loss) per common share of the estimated fair market value of stock options issued to employees. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options will be measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock. Directors, acting in their capacity as directors, are considered employees for this purpose. In accordance with SFAS No. 123, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

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

All common shares reflected in the accompanying financial statements have been restated upon the exchange rates of common stock issued in connection with the reverse acquisition of Tenet Information Services, Inc.

New Accounting Pronouncements
-----------------------------
In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4." This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this accounting principle did not have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment (Revised
2004)." This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company's equity instruments or liabilities that are based on the fair value of the company's equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                          Notes to Financial Statements


transactions be accounted for using a fair value method. The provisions of this statement for public entities that file as small business issuer are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has yet to determine a transition method to adopt SFAS 123R or which valuation method to use. The full impact that the adoption of this statement will have on the Company's financial statements will be determined by share-based payments granted in future periods, the transition method and valuation model used.

In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("FAS 153"). FAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of FAS 153 did not have a material impact on our financial position or results of operations.

(2) Related Party Transactions

On December 2004, we sold 1,250,000 shares of restricted common stock to a company owned by one of our directors, for $250,000 at $0.20 per share. We are entitled to a call option, giving our Company the right to repurchase all of the shares issued at an exercise price of $0.40 per share any time before November 30, 2006. Under the call option contract, we are not obligated to repurchase the shares issued.

On March 2005, we sold 18,000 shares of restricted common stock to one of our directors, for $12,510 cash at $0.695 per share.

On March 2005, we granted our officers options to purchase a total of 1,000,000 shares of the Company's common stock. See footnote 5.

In June 2004, we issued 2,189,638 shares of our common stock to extinguish convertible debt totaling $1,517,890. The convertible debt consisted of notes payable to insiders and was converted at the rate of approximately 1.45 shares of common stock for each $1.00 of notes payable. The gain on the extinguishments of debt in the accompanying financial statements totaling $861,577 has been treated as a capital transaction. See note 9.

(3)  Balance Sheet Components

Inventory

At June 30, 2005, inventory consisted of:

        Raw materials .....................   $ 26,607
        Finished goods ....................     91,398
                                              --------
                                              $118,005
                                              ========

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                          Notes to Financial Statements


Property and Equipment
----------------------

At June 30, 2005, major classes of property and equipment were:


        Leasehold improvements .................   $   4,212
        Furniture and fixtures .................      24,476
        Equipment ..............................      89,083
        Tooling, held offsite ..................      23,522
                                                   ---------
                                                     141,293
        Less: accumulated depreciation .........     (97,292)
                                                   ---------
                                                   $  44,001
                                                   =========



     Depreciation expense during the years ended June 30, 2005 and 2004 totaled $22,957 and $19,232, respectively.

Intangible Assets
-----------------

At June 30, 2005, intangible assets consisted of:

        Patents, net of $16,599 in accumulated
           amortization ....................................   $ 40,121
        Deferred patent applicant costs ....................     24,971
                                                               --------
                                                               $ 65,092
                                                               ========

Estimated annual amortization expenses are as follows for years ending June 30:

        2006 ................................   3,280
        2007 ................................   3,280
        2008 ................................   3,280
        2009 ................................   3,280
        2010 ................................   3,280

Amortization expense during the years ended June 30, 2005 and 2004 totaled $3,280 and $3,260, respectively.

Note Receivable
---------------

At June 30, 2005, note receivable consisted of:


        Unsecured note receivable from an unrelated third
            party with interest at 8 percent, with quarterly installments of $2,000, maturing
            in February 2007 ...............................   $ 12,946
        Less: current portion ..............................     (7,176)
                                                               --------
                                                               $  5,770
                                                               ========

(4)  Unearned Revenue

In May 2002, we licensed certain intellectual property to Advanced Accessory Systems, LLC, (AAS) for five years. We received an upfront payment against future royalties of $300,000, which we deferred. For accounting purposes, we reflect the payment in royalty income, pro-rata, over the life of the licenses. In fiscal years 2005 and 2004, respectively, we recognized $60,000 and $60,000 in royalty revenue. The balance of unearned revenue was $115,000 as of June 30, 2005.

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                          Notes to Financial Statements


(5)  Shareholders' Deficit

Features of Preferred Stock
---------------------------
Our preferred stock may be issued from time-to-time in one or more series. Our Board of Directors is authorized to (1) divide the preferred stock into series;
(2) establish the number of preferred shares in a series; and (3) fix and determine the relative rights and preferences of any series of our preferred stock.

Sale of Common Stock
--------------------
During March 2005, we sold 72,000 shares of restricted common stock to an unrelated third party, for $50,040 cash at $0.695 per share.

Stock Options
-------------
A summary of changes in the number of stock options outstanding for the years ended June 30, 2005 and 2004 is as follows:


                                                       Weighted
                                          Number        Average
                                         of Shares      Exercise
                                        Exercisable      Price
                                         ---------     ---------
        Outstanding at July 1, 2003      1,508,008     $    0.70
        Granted ....................          --            --
        Exercised ..................          --            --
        Canceled ...................          --            --
                                         ---------     ---------
        Outstanding at June 30, 2004     1,508,008     $    0.70
        Granted ....................     1,768,000          0.66
        Exercised ..................          --            --
        Canceled ...................          --            --
                                         ---------     ---------
        Outstanding at June 30, 2005     3,276,008     $    0.68
                                         =========     =========

        Options exercisable at
           June 30, 2005 ...........     3,276,008     $    0.68
        Options exercisable at
           June 30, 2004 ...........     1,508,008     $    0.70

Summarized information about stock options outstanding as of June 30, 2005 is as follows:


                                   Outstanding                Exercisable
                      ------------------------------------    -----------
Exercise Price at:        Number           Remaining Life       Number
Price at:               of Options          (in years)        of Options
------------------    ----------------     ---------------    -----------
         $ 0.40              200,000            9.5            200,000
         $ 0.60              150,000            9.3            150,000
         $ 0.70            2,926,008            5.0          2,923,008
                      ---------------                        ------------
                           3,276,008                         3,273,008
                      ===============                        ============

Stock options - employees:

During the year ended June 30, 2005, we granted our officers options to purchase a total of 1,000,000 shares of the Company's common stock. The options carry exercise price of $0.70 per share and are vested at the date of grant. The Company's common stock had a market price of $0.51 on the date of grant. As a result, we recognized stock-based compensation of $-0- in accordance with APB
25. The weighted average exercise price and weighted average fair value of the options as of June 30, 2005 were $0.70 and $0.46, respectively.

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                          Notes to Financial Statements


Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for the granted stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate.                           3.60%
Dividend yield ...............................     0.00%
Volatility factor ............................  103.120%
Weighted average expected life ...............  Ranging from
                                                1,740 to 3,650 days


The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. However, we have presented the pro forma net loss and pro forma basic and diluted loss per common share using the assumptions noted above.


                                                   For the Years Ended
                                                         June 30,
                                               -----------------------------
                                                   2005             2004
                                               -------------     -----------
    Net income (loss), as reported .......     $   (590,323)     $  (365,868)
                                               ============      ===========

    Pro forma net income (loss) ..........     $ (1,048,323)     $  (365,868)
                                               ============      ===========

    Basic and diluted net income (loss)
       per common share, as reported .....     $      (0.08)     $     (0.10)
                                               ============      ===========

    Pro forma basic and diluted net income
       (loss) per common share ...........     $      (0.14)     $     (0.10)
                                               ============      ===========



Stock options - nonemployees:

During the year ended June 30, 2005, we granted five consultants options to purchase a total of 768,000 shares of the Company's common stock. The options carry exercise price ranging from $0.40 to $0.70 per share and are vested at the date of grant. We determined the fair value of the options ranging from $0.35 to $0.46 per share and recorded stock based compensation of $309,756 in accordance with SFAS 123.

As of June 30, 2005, the quoted market price of the Company's common stock, as reported by a national quotation system, was $0.30 per share.

(6)  Commitments

We lease our office space under a non-cancelable operating lease. Future minimum lease payments are as follows for the years ending June 30:

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                          Notes to Financial Statements


        2006 .........................  $  32,879
        2007 .........................     31,587
                                       ----------
                                        $  64,466
                                       ==========


We recorded rent expense in the amount of $31,003 and $25,144 for the years ended June 30, 2005 and 2004, respectively.

(7)  Income Taxes

In tax years prior to June 30, 2005, we operated as an S Corporation. Accordingly, any resulting tax liabilities or tax benefits resulting from operations are those of the individual shareholders. In connection with the termination of S Corporation tax status, the Company determined that there were no deferred income taxes.

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the year ended June 30, 2005:

                                                         June 30,
                                                          2005
                                                         -------

        U.S. statutory federal rate .................     34.00%
        State income tax rate .......................      3.06%
        Deferred income .............................     -3.77%
        Net operating loss for which no tax
           benefit is currently available ...........    -33.29%
                                                         -------
                                                           0.00%
                                                         =======


At June 30, 2005, deferred tax assets consisted of net tax asset of $196,515 due to net operating loss carryforward for federal income tax purposes of approximately $590,323, which was fully allowed for in the valuation allowance of $196,515. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended June 30, 2005 was $196,515. The net operating loss carryforward will expire through 2025.

The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

(8)  S Corporation Termination

We terminated our S Corporation tax status on June 30, 2004 in conjunction with debt conversion discussed in Note 5. At that date we had $1,691,000 in undistributed losses. The accompanying financial statements include the transfer of $1,628,189 from accumulated deficit to additional paid-in capital.

(9)  Correction of an Error in Previously Issued Financial Statements

We restated our financial statements for the year ended June 30, 2004 to correct an error identified by management.

In 2004 (See Note 2) we issued 2,189,638 shares of our common stock with an aggregate quoted market price of $656,313 to extinguish convertible debt totaling $1,517,890. We incorrectly recorded a gain on debt extinguishment totaling $861,577 ($1,517,890-$656,313). Because the convertible debt holders were related parties, we should have recorded an $861,577 capital contribution instead of an $861,577 gain on debt extinguishment. ` Had the debt holders been unrelated third parties, however, the original accounting would have been generally accepted and no error correction would have been necessary.

The following table shows the effect of the error correction on affected (applicable) accounts in the financial statements:

                                                              As reported      As restated
                                                                June 30,         June 30,
                                                                  2004             2004
                                                              -----------      -----------
Statement of operations:
   Non-cash gain on debt conversion to equity ...........     $   861,577      $      --
                                                              -----------      -----------
      Income (loss) before income taxes .................         495,709         (365,868)

      Net income (loss)  ................................     $   495,709      $  (365,868)
                                                              ===========      ===========
      Basic and diluted income (loss) per share .........     $      0.14      $     (0.10)
                                                              ===========      ===========

Statement of changes in shareholders' deficit:
   Shares issued in exchange for debt conversion ........     $   654,123      $ 1,515,700
   Net income (loss) ....................................         495,709         (365,868)
   S Corporation termination ............................      (1,628,187)      (2,489,764)

      Additional paid-in capital ........................     $      --        $      --
                                                              ===========      ===========
      Retained deficit ..................................     $   (62,813)     $   (62,813)
                                                              ===========      ===========

Statement of cash flows:
   Net income (loss)  ...................................     $   495,709      $  (365,868)
   Non-cash gain on debt conversion to equity ...........        (861,577)            --
                                                              -----------      -----------

      Net cash provided by (used in) operating activities     $  (185,043)     $  (185,043)
                                                              ===========      ===========
      Net change in cash ................................     $   174,427      $   174,427
                                                              ===========      ===========

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 8A. Controls and Procedures.

LGA does not have formal disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2005. LGA's Chief Executive Officer and Treasurer have determined, however, that LGA's and Aero's informal controls and procedures were adequate and effective to:

a. ensure that material information relating to LGA and Aero was made known to them by others within those entities, particularly during the period in which this report was being prepared; and

b. provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

LGA's management had planned to review its controls and procedures with the aim of implementing more formal controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act during the first half of fiscal year 2005, but determined that due to the Company's size and amount of revenue, its resources would better serve shareholders if dedicated to more revenue producing activities. The restatement of the 2004 financial statements, however, has resulted in a change of management's opinion.

LGA is reliant on outside professionals for our public legal and accounting requirements. This will continue. From time to time these contract professionals may make mistakes. When this happens, and the contract professional and LGA become aware of the mistake, we will act to correct the record as quickly as possible. Specifically regarding the 2004 restatement, LGA is in discussions with its auditor regarding periodic review of LGA's financial and audit controls by a CPA independent of LGA and its auditor."

Item 8B.      Other Information.

None

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors serve terms of 1 year or until his or her successor has been elected and qualified.

               Name       Age                Position          Director Since
     -----------------  ---------  --------------------------  --------------
     Marty Williams*       45        Chief Executive Officer,       June 2004
                                     President Director
     -----------------  ---------  --------------------------  --------------
     Sara Williams*        36        Secretary, Treasurer,          June 2004
                                     Director
     -----------------  ---------  --------------------------  --------------
     Eric Nickerson        54        Director                       June 1990
     -----------------  ---------  --------------------------  --------------
* Marty Williams and Sara Williams are husband and wife.

MARTY WILLIAMS, Chief Executive Officer, President, Director. Mr. Williams was appointed to his positions upon the acquisition of Aero by LGA effective June 30, 2004. Mr. Willliams has been Chief Executive Officer, President and a Director of Aero since its inception in 1998. At Aero he is responsible for establishing and maintaining the corporate mission and culture. He is responsible for product creation, strategic planning, and the entrepreneurial spirit. He also directs and coordinates Aero's financing to provide funding for new and continuing operations. Mr. Williams' professional experience includes many different areas in the securities industry where he applied his knowledge of small business operations, finance, strategic development and business modeling. As an independent broker at Schneider Securities, Inc., Denver, Colorado, from 1988 to 1991 and again from 1993 to 1999, Marty was principally involved in development of private placement offerings for early stage companies and the subsequent sales of those offerings. From 1991 to 1993 he was a stock broker with RAF Financial, Denver, Colorado. He has a Bachelor of Science in Business Administration, University of South Dakota.

SARA WILLIAMS, Secretary, Treasurer, Director. Ms. Williams was appointed to her positions upon the acquisition of Aero by LGA effective June 30, 2004. Ms. Williams has been Treasurer and a Director of Aero since its inception in 1998. She has been Secretary of Aero since June 30, 2004. At Aero Ms. Williams manages daily business flow, business development, product inquiries, marketing, promotions, account management, dealer relations, sales and customer service, order fulfillment, shipping and accounting. Mrs. Williams' professional experience includes many areas in sales, advertising, software development, operations, and product development. She has been involved in direct sales, account management and start-up business management in the areas of print advertising, new business development, customer relations, and marketing. At Sunset Publishing Corporation, Menlo Park, California, as a Direct Sales Representative from 1993 to 1995 and 1996 to 1998 , Mrs. Williams was responsible for generating sales of new advertising programs and account management. While working for Saligent, Inc., Colorado Spring, Colorado for a short period in 1995, Mrs. Williams was occupied with inside sales management, program development, supervision and training. She has a Bachelor of Arts in Political Science, The Colorado College.

ERIC J. NICKERSON has served as a Director of LGA since June of 1990 and as a Director of Aero since April 2001. Mr. Nickerson was a member of the faculty of the United States Military Academy at West Point, New York from 1989 to 1993. In June 1993, Mr. Nickerson retired as a United States Air Force officer. Currently, Mr. Nickerson is a private investor and directs personal accounts in an investing partnership, Third Century II. Third Century II is a major shareholder in LGA.

Audit Committee

LGA does not have an audit committee and neither LGA nor Aero have a financial expert on their respective Boards of Directors or as an employee. LGA's Board of Directors acts as its audit committee. LGA is a company with annual revenue of less than $250,000 and its accounting is relatively simple. Therefore, the Company's management did not believe having a financial expert offered shareholders much benefit considering the costs that would have been involved. The need to restate the 2004 financial statements has changed management's opinion. Plans to engage a financial expert independent of LGA and its auditor will commence in October, 2005.

Compliance With Section 16(a) of the Exchange Act

The following table sets forth information determined by LGA with respect to the indicated person's requirements to file Forms 3, 4 and 5 for LGA's most recent fiscal year.


         Name              Number of           Number of         Known Failures to
                                           Transactions That
                          Late Reports     Were Not Reported            File
------------------------ --------------- ----------------------- -------------------
Marty Williams                 0                   1                     1
------------------------ --------------- ----------------------- -------------------
Sara Williams                  0                   1                     1
------------------------ --------------- ----------------------- -------------------
Eric Nickerson(1)              0                   2                     6
------------------------ --------------- ----------------------- -------------------
Third Century II(2)            0                   2                     6
------------------------ --------------- ----------------------- -------------------

Notes to Table

1. Eric Nickerson has filed no Forms 3, 4 or 5 at least since June 30, 2003. Mr. Nickerson's beneficial ownership in LGA changed as a result of the July 14, 2004 closing of the acquisition of Aero by LGA which was effective June 30, 2004 and which would have required filing a Form 4. Form 8-K filed July 21, 2004 disclosed Mr. Nickerson's interest in LGA. Mr. Nickerson did not file a Form 5 for the fiscal years ended June 30, 2003, 2004 or 2005.

2. Third Century II has filed no Forms 3, 4 or 5 at least since June 30, 2003. Third Century II's beneficial ownership in LGA changed as a result of the July 14, 2004 closing of the acquisition of Aero by LGA which was effective June 30, 2004 and which would have required filing a Form 4. Form 8-K filed July 21, 2004 disclosed Third Century II's interest in LGA. Third Century II did not file a Form 5 for the fiscal years ended June 30, 2003, 2004 or 2005.

LGA has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has only 4 full time employees and limited revenues. Its two principal officers, majority shareholders and majority of the Board of directors are husband and wife. Mr. & Mrs. Williams do not believe that the Company presently needs written standards that are reasonably designed to deter wrongdoing and to promote:

     (1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     (2) Full, fair, accurate, timely, and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer;

     (3)  Compliance with applicable governmental laws, rules and regulations;

     (4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

     (5)  Accountability for adherence to the code.

Mr. & Mrs. Williams believe that they act ethically with respect to the above categories despite the lack of a written code of ethics.

Item 10. Executive Compensation.

The following table sets forth information with respect to all officers of LGA and Aero who received $100,000 more of annual compensation for all services rendered in all capacities in the three most recent fiscal years and for the CEO regardless of compensation.


                                     Annual Compensation                        Long-Term Compensation
                             ---------------------------------- ------------------------------------------------------
                                                                           Awards              Payouts
                                                                ----------------------------- -----------
                                                     Other                     Securities
     Name and                                        Annual      Restricted    Underlying       LTIP      All Other
Principal Position    Year    Salary       Bonus   Compensation Stock Awards  Options/ SARs    Payouts   Compensation
------------------- -------- ----------- --------- ------------ ------------- --------------- ----------- ------------
LGA
------------------- -------- ----------- --------- ------------ ------------- --------------- ----------- ------------
Marty Williams      2005         48,000         0            0             0         500,000           0            0
CEO  (1)
------------------- -------- ----------- --------- ------------ ------------- --------------- ----------- ------------
                    2004         48,000         0            0             0          64,722           0            0
------------------- -------- ----------- --------- ------------ ------------- --------------- ----------- ------------
                    2003         48,000         0            0             0          64,722           0            0
------------------- -------- ----------- --------- ------------ ------------- --------------- ----------- ------------

Note

1. Marty Williams was CEO of Aero for the entire fiscal years 2003 and 2004. Aero was not a registered company during that period. Mr. Williams became CEO of LGA effective June 30, 2004, under the terms of the Acquisition Agreement by which LGA acquired Aero. Aero is a wholly owned subsidiary of LGA.

The following table contains information regarding individual grants of stock options and freestanding SARs made during the last completed fiscal year to the named executive officers.


                      Option/SAR Grants in Last Fiscal Year
----------------------------------------------------------------------------------------------------------------------
          Name             Number of Securities      Percent of Total     Exercise or Base Price    Expiration Date
                              Options/SARs Granted
                                Underlying           to Employees in
                           options/SARs Granted        Fiscal Year
------------------------- ----------------------- ----------------------- ----------------------- --------------------
Marty Williams, CEO              500,000                   50%                     .70                 5/27/2010
------------------------- ----------------------- ----------------------- ----------------------- --------------------



                    Agregate Option/SAR Exercises in Last Fiscal Year and F-Y End Option SAR Values
-------------------------------------------------------------------------------------------------------------------------
          Name            Shares Acquired on   Value            Number of Securities           Value of Unexercised
                               Exercise         Realized       Underlying Unexercised      In-the-Money Options/SARs at
                                                               Optios/SARs at FY End                  F-Y End
                                                             Exercisable/Unexercisable       Exercisable/Unexercisable
------------------------- -------------------- ----------- ------------------------------- ------------------------------
Marty Williams (1), CEO            0               0                 694,165/0                         0 / 0
------------------------- -------------------- ----------- ------------------------------- ------------------------------

Note

1. Marty Williams became CEO of LGA effective June 30, 2004, under the terms of the Acquisition Agreement by which LGA acquired Aero. A portion of the options described are options that were awarded by Aero and converted to options for LGA stock under the terms of the Acquisition Agreement.

No other Long Term Incentive Plan awards were made by the Company to any person.

Director Compensation

Directors are currently not compensated as such for their services.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table is intended to provide information with respect to equity compensation plans. Pursuant to the terms of the June 30, 2004 Acquisition Agreement under which LGA acquired Aero, LGA is obligated to convert the options that were outstanding under the Aero plans to comparable options for LGA securities. All outstanding options are listed under the category of "Equity Compensation Plans Not Approved by Security Holders" because the Company has not yet made the formal switch of options to the recently adopted LGA Plan. Shares listed under the category of "Equity Compensation Plans Not Approved by Security Holders" may be ultimately issued under that plan. Subsequent publications of the following table will be adjusted accordingly. The terms of the Equity Incentive Plan are set forth in LGA's proxy statement for the May 27, 2005, meeting of shareholders.


       Plan Category          Number of Securities to    Weighted Average Exercise       Number of Securities
                                                                                        Remaining Available for
                                                                                     Future Issuance Under Equity
                              be Issued Upon Exercise      Price of Outstanding           Compensation Plans
                              of Outstanding Options,      Options, Warrants and         (Excluding Securities
                                Warrants and Rights               Rights               Reflected in Column (a))
---------------------------- -------------------------- ---------------------------- ------------------------------
Equity Compensation Plans            1,000,000                       0                          500,000
Approved by Security
Holders
---------------------------- -------------------------- ---------------------------- ------------------------------
Equity Compensation Plans
Not Approved by Security             1,508,008                      .70                            0
Holders
---------------------------- -------------------------- ---------------------------- ------------------------------
Total                                1,508,008                      .70                            0
---------------------------- -------------------------- ---------------------------- ------------------------------

The following table contains information as of June 30, 2005, summarizing the beneficial ownership of LGA common stock by (1) each person known to LGA to be the beneficial owner of more than 5% of its issued and outstanding common stock,
(2) LGA's executive officers and directors individually, and (3) all LGA's executive officers and directors as a group. Except as stated in the footnotes to the table, each of these persons exercises sole voting and investment power over the shares of common stock listed for that person.


       Name and Address                   Position            Number of LGA Common Shares    Percentage of Outstanding
                                                                          Held                       Share Held
------------------------------- ----------------------------- ----------------------------- -----------------------------
Marty Williams 1, (2)            President, Chief Executive            3,247,739                       34.1%
5565 Teakwood Terrace                Officer, Director
Colorado Springs, CO 80918
------------------------------- ----------------------------- ----------------------------- -----------------------------
Sara Williams 1, (3)
5565 Teakwood Terrace              Secretary, Treasurer,               3,247,739                       34.1%
Colorado Springs, CO 80918                Director
------------------------------- ----------------------------- ----------------------------- -----------------------------
Eric J. Nickerson (4)
1711 Chateau Ct.                          Director                     3,218,747                       38.4%
Fallston, MD 21047
------------------------------- ----------------------------- ----------------------------- -----------------------------
All Officers and Directors as                NA                        6,466,486                       66.2%
a Group (3 persons) (5)
------------------------------- ----------------------------- ----------------------------- -----------------------------


       Name and Address                   Position            Number of LGA Common Shares    Percentage of Outstanding
                                                                          Held                       Share Held
------------------------------- ----------------------------- ----------------------------- -----------------------------
Floyd Murray
13020 Caraway Dr.                            NA                        1,358,610                       16.7%
Sun City West, AZ 85375
------------------------------- ----------------------------- ----------------------------- -----------------------------
Matthew Tynan
Tynan's VW
700 S. Havana                                NA                         488,389                         6.0%
Denver, CO 80012
------------------------------- ----------------------------- ----------------------------- -----------------------------
Matthew Drabczyk (6)
Restaurant Interiors
5530 Joliet St.                              NA                         631,196                         7.4%
Denver, CO 80239
------------------------------- ----------------------------- ----------------------------- -----------------------------
Third Century II
1711 Chateau Ct.                             NA                        3,158,886                       37.7%
Falston, MD 21047
------------------------------- ----------------------------- ----------------------------- -----------------------------

Notes to Table:

(1)  Sara Williams and Marty Williams are husband and wife.

(2) Includes 1,854,999 shares owned as joint tenant with Sara Williams, options to acquire 696,370 shares and options to acquire 696,370 shares owned by Sara Williams.

(3) Includes 1,854,999 shares owned as joint tenant with Marty Williams, options to acquire 696,370 shares and options to acquire 696,370 shares owned by Marty Williams.

(4) Includes 2,900,000 shares owned by Third Century II and options to acquire 258,886 shares owned by Third Century II. Mr. Nickerson is Senior Partner of the investment company Third Century II. Mr. Nickerson disclaims beneficial ownership of all of the shares and options owned by Third Century II. Includes 245,000 shares of LGA owned prior to LGA's acquisition of Aero.

(5) The Directors are Marty Williams, Sara Williams and Eric J. Nickerson and includes the shares deemed directly or indirectly beneficially owned by each of them.

(6)  Includes options to acquire 369,370 shares.

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

Item 12. Certain Relationships and Related Transactions.

Acquisition of Aero by LGA

Mr. Eric Nickerson is a director of Aero and has been a Director of Aero since 2001. Mr. Nickerson is a Director of LGA and has been a Director of LGA since 1990. Mr. Nickerson also is the manager of Third Century II, a private investment company that prior to June 30, 2004, held promissory notes reflecting principal and interest payable by Aero in the amount of $1,009,977.57. In addition, Third Century II prior to June 30, 2004 was the holder of 245,000 shares of LGA common stock. Finally, Mr. Nickerson prior to June 30, 2004, owned 32,361 shares of Aero individually. All share amounts reflect post Aero acquisition adjustments.

The transaction under which LGA acquired Aero was proposed by Mr. Nickerson to Aero's management. Under the terms of the Acquisition Agreement, Third Century II's debt was converted to 1,484,968 shares of LGA. Third Century II now owns or may acquire 3,158,886 shares of LGA, or 37.7% of LGA's outstanding stock. In considering the acquisition, Mr. Nickerson's opinions and desires held substantial influence on the Boards of the two companies. Although Mr. Nickerson's vote on the Board of Directors of both LGA and Aero is recorded for purposes of qualifying the respective Board's Consents to Action under the Corporate laws of Utah for LGA and Colorado for Aero, both Boards determined that Mr. Nickerson's vote was not necessary for the approval of the Acquisition Agreement.

In the course of the negotiation of the terms of the Acquisition Agreement, it was obvious to all parties that Mr. Nickerson was under a material and irreconcilable conflict of interest. Third Century II stood to gain from the transaction through the conversion of a promissory note with doubtful collectibility into shares of stock of a company for which there is a public, albeit thinly traded, market. Under the transaction, Mr. Nickerson was also able to convert his investment in Aero shares into shares of a company with a public market, but these interests were no different than those of any other note holder or shareholder of Aero.

Mr. Nickerson, however, was also a beneficial owner of LGA shares through Third Century II and a Director of LGA before the acquisition of Aero by LGA. In his positions with the two companies he would not have been able to reconcile his duty to pursue the best terms of the Acquisition Agreement for the shareholders or note holders of Aero on the one hand against the terms favoring the shareholders of LGA on the other hand.

Although Mr. Nickerson's conflict of interest was recognized by the parties to the transaction, the Directors without conflicts of interest unanimously agreed to the terms of the Acquisition Agreement. In addition, as the transaction was structured, each shareholder of Aero was given the right to reject the offer to exchange his, her or its shares or notes for shares of LGA.

Item 13. Exhibits.

        31   - A Rule 13a-14(a)/15d-14(a) Certifications

        33   - A Certification Pursuant To 18 U.S.C. Section. 1350

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for the audit of LGA's and Aero's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $31,196 for 2004 and $9,900 for 2005.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of Schedule 14A were $-0- for 2004 and $-0-for 2005.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $-0- for 2004 and $-0- for 2005.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A were $-0-for 2004 and $-0- for 2005.

Audit Committee Policies

Neither LGA nor Aero has an audit committee. Such authority is exercised by the full Boards of Directors of each company. Neither Board, however, currently has:

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

LGA Holdings, Inc.
(Registrant)
By:  /s/ Marty Williams
    ------------------------------------------------------------
Marty Williams, Chief Executive Officer, President
Date October 21, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Marty Williams
    ------------------------------------------------------------
Marty Williams, Chief Executive Office, Director
Date October 21, 2005

By:  /s/ Sara Williams
    ------------------------------------------------------------
Sara Williams, Treasurer (principal financial officer), Director
Date October 21, 2005

By:  /s/ Eric Nickerson
    ------------------------------------------------------------
Eric Nickerson, Director
Date October 21, 2005