Form 10QSB
period 2005-09-30
LGA, INC
filed 2005-12-19
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                                               -------------------

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


      3380 North El Paso Street, Suite G, Colorado Springs, Colorado 80907
      ---------------------------------------------------------------------
                    (Address of principal executive offices)


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

     As of September 30, 2005, the Company had 8,162,222 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one)  Yes      No X
                                                              ---     ---

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)

                          Index to Financial Statements
                                   (Unaudited)
                                                                        Page
                                                                        ----


Balance Sheet at September 30, 2005 ..................................   F-1

Statements of Operations, for the three months ended
     September 30, 2005 and 2004 .....................................   F-2

Statement of  Shareholders' Deficit for the period from
     July 1, 2005 through September 30, 2005 .........................   F-3

Statements of Cash Flows, for the three months ended
     September 30, 2005 and 2004 .....................................   F-4

Notes to financial statements ........................................   F-5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................   7

Item 3   Controls Procedures..........................................   9

PART II  OTHER INFORMATION

Item 1.  Litigation...................................................   9
Item 2.  Changes in Securities........................................   9
Item 3.  Defaults Upon Senior Securities..............................   9
Item 4.  Submission of Matters to a Vote of Security Holders..........   9
Item 5.  Other Information............................................   9
Item 6.  Exhibits and Reports on Form 8-K.............................   9


SIGNATURES............................................................  10

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                      Condensed Consolidated Balance Sheet
                                   (Unaudited) September 30, 2005


                                     Assets
Current assets:
    Cash ..................................................   $  19,706
    Accounts and notes  receivable ........................      19,687
    Inventory, at lower of cost or market (Note 3)  .......      99,718
    Prepaid expenses ......................................       2,234
                                                              ---------

                   Total current assets ...................     141,345

    Property and Equipment ................................     141,293
    Accumulated depreciation ..............................     (98,262)
    Intangible assets .....................................      86,029
    Accumulated amortization ..............................     (17,370)
    Other assets ..........................................       2,604
                                                              ---------

                   Total assets ...........................   $ 255,639
                                                              =========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable ......................................   $  67,019
    Unearned revenue ......................................     100,000
    Accrued payroll .......................................      95,415
    Other current liabilities .............................       3,722
                                                              ---------

                   Total current liabilities ..............     266,156
                                                              ---------

Shareholders' deficit:
    Common stock ..........................................       8,162
    Additional paid-in capital ............................     650,911
    Retained loss .........................................    (669,590)
                                                              ---------

                   Total shareholders' deficit ............     (10,517)
                                                              ---------

                                                              $ 255,639
                                                              =========

      See accompanying notes to condensed consolidated financial statements

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                Three Months Ended
                                                  September 30,
                                             --------------------------
                                                2005           2004
                                             -----------    -----------

Sales and revenue ........................   $   123,037    $    77,250
                                             -----------    -----------

    Costs of revenue .....................        53,730         38,417
    Selling, general and administrative ..        84,102        135,413
                                             -----------    -----------
                  Total operating expenses       137,832        173,830
                                             -----------    -----------

                  Operating loss .........       (14,795)       (96,580)

Other income (expense):
    Other income .........................           761         24,333
    Interest expense .....................        (2,420)        (1,285)
                                             -----------    -----------

               Loss before income taxes ..       (16,454)       (73,532)
                                             -----------    -----------

Income tax provision (Note 2) ............          --             --
                                             -----------    -----------

               Net loss ..................   $   (16,454)   $   (73,532)
                                             ===========    ===========

Basic and diluted loss per share .........   $     (0.00)   $     (0.01)
                                             ===========    ===========

Number of weighted average common shares
    outstanding ..........................     8,140,648      6,779,079
                                             ===========    ===========


      See accompanying notes to condensed consolidated financial statements

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Services, Inc.)
            Condensed Consolidated Statement of Shareholders' Deficit
                                   (Unaudited)


                                              Common Stock        Additional
                                          ---------------------    Paid-in     Retained
                                            Shares   Par Value     Capital     Deficit       Total
                                          ---------   ---------   ---------   ---------    ---------
Balance at
  June 30, 2005 .......................   8,119,074   $   8,119   $ 620,966   $(653,136)   $ (24,051)

Common stock options exercised (Note 4)      43,148          43      29,945        --         29,988
Net loss ..............................        --          --          --       (16,454)     (16,454)
                                          ---------   ---------   ---------   ---------    ---------

Balance at
    September 30, 2005 ................   8,162,222   $   8,162   $ 650,911   $(669,590)   $ (10,517)
                                          =========   =========   =========   =========    =========

      See accompanying notes to condensed consolidated financial statements

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     Three Months Ended
                                                         September 30,
                                                    -----------------------
                                                      2005          2004
                                                    ---------    ---------

Net cash used in operating activities ...........   $ (36,164)   $(120,389)
                                                    ---------    ---------

Cash flows from investing activities:
    Purchase of equipment and other assets ......        --        (21,677)
                                                    ---------    ---------
                  Net cash used in
                    investing activities ........        --        (21,677)
                                                    ---------    ---------

Cash flows from financing activities:
    Payment for long-term debt ..................        --        (10,142)
    Sale of common stock (Note 4) ...............      29,988         --
                                                    ---------    ---------
                  Net cash provided by (used in)
                    financing activities ........      29,988      (10,142)
                                                    ---------    ---------

                  Net change in cash ............      (6,176)    (152,208)

    Cash, beginning of period ...................      25,882      180,619
                                                    ---------    ---------

    Cash, end of period .........................   $  19,706    $  28,411
                                                    =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Income taxes ..............................   $    --      $    --
                                                    =========    =========
      Interest ..................................   $    --      $    --
                                                    =========    =========


      See accompanying notes to condensed consolidated financial statements

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1:  Basis of presentation

The condensed financial statements presented herein have been prepared by our Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated June 30, 2005, and should be read in conjunction with the notes thereto.

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

Note 3:  Inventory

Inventory consists of raw materials and finished inventory, which have been accounted for at lower of cost or market. We have made no provision for inventory obsolescence, as our management has deemed this unnecessary.

        Raw materials            $ 22,650
        Finished goods             77,068
                                 --------
                                 $ 99,718
                                 ========
Note 4:  Stock Options

During the quarter ended September 30, 2005, an investor exercised common stock options to purchase 43,148 shares of restricted common stock for $29,988 cash at $0.7 per share.

A summary of changes in the number of stock options outstanding during the three months ended September 30, 2005 is as follows:

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


                                                                 Weighted
                                                   Number        Average
                                                 of Shares      Exercise
                                                Exercisable       Price
                                                ------------   ----------
Outstanding at July 1, 2005 .................      3,276,008   $     0.68
Granted .....................................           --           --
Exercised ...................................         43,148         0.70
Canceled ....................................           --           --
                                                ------------   ----------
Outstanding at September 30, 2005 ...........      3,232,860   $     0.68
                                                ============   ==========

Options exercisable at
   September 30, 2005 .......................      3,232,860   $     0.68


Summarized information about stock options outstanding as of September 30, 2005 is as follows:

                                     Outstanding                   Exercisable
                    -------------------------------------------    Number
Exercise Price at:  Number of Options  Remaining Life (in years)   of Options
------------------------------------------------------------------------------
    $ 0.40              200,000            9.3                     200,000
    $ 0.60              150,000            9.1                     150,000
    $ 0.70            2,882,860            4.7                   2,882,860
                    ------------                        -------------------
                      3,232,860                                  3,232,860
                    ============                        ===================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
                                               1Q 05          1Q 04
                                              --------       -------
                  Revenue                     123,037         77,250

                  Cost of Revenue              53,730         38,417

                  SGA                          84,102        135,413

                  Net Loss                    (16,454)       (73,532)


September Quarter 2005 Compared with September Quarter 2004

During the first Quarter of Fiscal 2006, the Company had revenues of $123,037, which represented an increase of $45,787 or 59% over the comparable quarter's revenue of $77,250.

Cost of revenue increased $15,313 or 40% from $38,417 in 2004 to $53,730 in 2005.

Gross margin on product sales increased to 56% for the current quarter from 50% during last year's first Quarter. The increase in gross margin reflects a higher percentage of direct to customer sales, relative to total sales, for the current quarter.

SG&A expenses decreased to $84,102 for the current Quarter, compared to $135,413 for last year's comparable Quarter. The $51,311 decrease in SG&A expenses for the current Quarter, is attributable to the non-recurring costs associated with the Tenet Information Services combination completed during the prior year's September quarter, and efforts by the Company to control expenses.

Net loss for the current quarter was ($16,454) or ($0.00) per share as compared to ($73,532) or ($0.01) per share for the Quarter ending Sept. 30, 2004.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased from $25,880 at June 30, 2005 to $19,706 at September 30, 2005. During the first Quarter of fiscal 2005, the Company used $36,164 of cash to fund its operating activities.

LGA Capital Requirements

The Company reported a working capital deficit of $124,811 as of September 30, 2005, and a working capital deficit of $141,518 as of June 30, 2005. The June 2005 and September 2005, working capital deficits include the recording of $100,000 and $115,000, respectively, of liabilities for unearned royalty income.

The Company is seeking additional operating capital from either financing activities or from product licensing revenue. The Company is currently engaged in re-tooling two of its legacy products, the GearSpace 34 carrier and the GearWagon AT trailer in order to reduce the manufacturing cost and retail price points of these products. The remaining 2005 inventory of these products is low and both products, based on current sales experience, will be on backorder before the new counterparts are available for sale starting in the March quarter of 2006. The Company's sales revenue will be negatively affected when this occurs.

The Company is working on numerous product licensing opportunities, that if completed, have the potential to generate significant operating capital for our business. However, no assurance can be given as to whether these discussions will result in a completed transaction, nor can the Company give any assurances as to the timing or financial magnitude of these transactions.

Subsequent to the end of the September, 2005 quarter, the Company received a request to submit an exclusive product licensing proposal for its GearDeck 17 system and related intellectual property to the dominant supplier of electrical generators to the North American RV industry. This opportunity relates to a product development effort begun one year ago with the manufacturer for several new categories of generator STO (Storage, Transportation and Organization) designs. This GearDeck 17 derivative system, which this manufacturer displayed at the 2005 RVIA trade show, is expected to begin selling during 2006.

The Company is experiencing a growing level of interest from consumers, dealers and OEM's for the Company's various products and intellectual property. It will take time and capital to convert this interest into product sales and/or licensing revenue. Therefore, even though the Company anticipates higher sales revenue going forward, it is not able to forecast when its sales volume will be sufficient to support the Company's operating expenses.

The Company will need additional operating capital in order to continue growing. This growth capital can come from either investor equity or revenue derived from intellectual property licenses. The Company is pursuing opportunities in both of these areas. There can be no assurance given as to whether we will be successful at generating the additional operating capital we will need from either of these sources.

While a portion of the current liabilities, approximately $95,415, is owed to present officers and/or directors, there can be no assurances that these officers/directors will not seek payment in the near term.

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

     None
Item 3.  Defaults Upon Senior Securities.

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




Dated:   December 16, 2005           LGA Holdings, Inc



                                     /s/  Marty Williams
                                     ----------------------------------
                                     Chairman of the Board of Directors
                                     Marty Williams