Form 10QSB
period 2005-12-31
LGA, INC
filed 2006-02-14
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  December 31, 2005
                                               -------------------

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
        (1) Yes X   No            (2) Yes X   No
               ---    ---                ---    ---

     As of December 31, 2005, the Company had 8,162,222 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one)  Yes      No X
                                                              ---     ---

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)

                          Index to Financial Statements
                                   (Unaudited)
                                                                       Page
                                                                       ----

Condensed Balance Sheet at December 31, 2005.......................     F-1

Condensed Statements of Operations, for the six months ended
     December 31, 2005 and 2004 and for the three months ended
     December 31, 2005 and 2004 ...................................      F-2

Condensed Statement of Changes in Shareholders' Deficit for
     the period from July 1, 2005 through December 31, 2005........     F-3

Condensed Statements of Cash Flows, for the six months ended
     December 31, 2005 and 2004....................................     F-4

Notes to Condensed Financial Statements                                 F-5

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

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                             Condensed Balance Sheet
                          (Unaudited) December 31, 2005

                                     Assets
Current assets:
    Accounts and notes  receivable .................................  $  26,644
    Inventory, at lower of cost or market (Note 4) .................     91,185
    Prepaid expenses ...............................................      2,234
                                                                      ---------

                   Total current assets ............................    120,063

    Property and Equipment .........................................    141,293
    Accumulated depreciation .......................................    (99,232)
    Intangible assets ..............................................     90,762
    Accumulated amortization .......................................    (18,142)
    Other assets ...................................................      2,604
                                                                      ---------

                   Total assets ....................................  $ 237,348
                                                                      =========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable ...............................................  $  56,611
    Unearned revenue ...............................................     85,000
    Accrued payroll ................................................    119,415
    Other current liabilities ......................................     38,333
                                                                      ---------

                   Total current liabilities .......................    299,359
                                                                      ---------

Shareholders' deficit:
    Common stock (Note 2) ..........................................      8,162
    Additional paid-in capital .....................................    650,911
    Retained loss ..................................................   (721,084)
                                                                      ---------

                   Total shareholders' deficit .....................    (62,011)
                                                                      ---------

                                                                      $ 237,348
                                                                      =========

            See accompanying notes to condensed financial statements

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                 Six Months Ended            Three Months Ended
                                                   December 31,                 December 31,
                                            --------------------------    ---------------------------
                                                2005          2004           2005            2004
                                            -----------    -----------    -----------    -----------
Sales and revenue .......................   $   168,085    $   123,235    $    45,048    $    45,985
                                            -----------    -----------    -----------    -----------

   Costs of revenue .....................        85,666         55,714         31,936         17,297
   Selling, general and administrative ..       141,730        229,466         61,251         94,053
   Research and development .............         3,743         11,099            120         11,099
                                            -----------    -----------    -----------    -----------
              Total operating expenses ..       231,139        296,279         93,307        122,449
                                            -----------    -----------    -----------    -----------

              Operating loss ............       (63,054)      (173,044)       (48,259)       (76,464)

Other income (expense):
   Other income (expense) ...............         1,289         16,359            528         (7,974)
   Interest expense .....................        (6,183)        (2,809)        (3,763)        (1,524)
                                            -----------    -----------    -----------    -----------

            Loss before income taxes ....       (67,948)      (159,494)       (51,494)       (85,962)
                                            -----------    -----------    -----------    -----------

Income tax provision (Note 3) ...........          --             --             --             --
                                            -----------    -----------    -----------    -----------

            Net loss ....................   $   (67,948)   $  (159,494)   $   (51,494)   $   (85,962)
                                            ===========    ===========    ===========    ===========

Basic and diluted income (loss) per share   $     (0.01)   $     (0.02)   $     (0.01)   $     (0.01)
                                            ===========    ===========    ===========    ===========

Number of weighted average common shares
   outstanding ..........................     8,144,963      6,862,412      8,162,222      7,070,746
                                            ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                  Condensed Statement of Shareholders' Deficit
                                   (Unaudited)


                                               Common Stock         Additional
                                          -----------------------    Paid-in       Retained
                                            Shares      Par Value    Capital       Deficit       Total
                                          ----------   ----------   ----------   ----------    ----------
Balance at
    July 1, 2005 .....................     8,119,074   $    8,119   $  620,966   $ (653,136)   $  (24,051)

Common stock options exercised (Note 2)       43,148           43       29,945         --          29,988
Net loss ..............................         --           --           --        (67,948)      (67,948)
                                          ----------   ----------   ----------   ----------    ----------

Balance at
    December 31, 2005 .................    8,162,222   $    8,162   $  650,911   $ (721,084)   $  (62,011)
                                          ==========   ==========   ==========   ==========    ==========

            See accompanying notes to condensed financial statements

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                        Six Months Ended
                                                           December 31,
                                                      ----------------------
                                                        2005         2004
                                                      ---------    ---------
Net cash used in
    operating activities ..........................   $ (55,870)   $(247,477)
                                                      ---------    ---------

Cash flows from investing activities:
    Purchase of equipment and other assets ........        --        (30,395)
                                                      ---------    ---------

Net cash used in
    investing activities ..........................        --        (30,395)
                                                      ---------    ---------

Cash flows from financing activities:
    Payment for long-term debt ....................        --        (10,142)
    Sale of common stock ..........................      29,988      250,000
                                                      ---------    ---------

Net cash provided by
    financing activities ..........................      29,988      239,858
                                                      ---------    ---------

                  Net change in cash ..............     (25,882)     (38,014)

    Cash, beginning of period .....................      25,882      180,619
                                                      ---------    ---------

    Cash, end of period ...........................   $    --      $ 142,605
                                                      =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Income taxes ................................   $    --      $    --
                                                      =========    =========
      Interest ....................................   $   6,183    $   2,809
                                                      =========    =========

            See accompanying notes to condensed financial statements

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

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

Note 2:  Stock Options - Related Party

During the six months ended December 31, 2005, a director exercised common stock options to purchase 43,148 shares of restricted common stock for $29,988 cash at $0.7 per share.

A summary of changes in the number of stock options outstanding during the six months ended December 31, 2005 is as follows:


                                                       Weighted
                                           Number       Average
                                         of Shares     Exercise
                                        Exercisable     Price
                                        ----------    ---------
     Outstanding at July 1, 2005 ....    3,276,008    $   0.68
     Granted ........................         --           --
     Exercised ......................      (43,148)       0.70
     Canceled .......................         --           --
                                        ----------    ---------
     Outstanding at December 31, 2005    3,232,860    $   0.68
                                        ==========    =========

     Options exercisable at
        December 31, 2005 ...........    3,232,860    $   0.68
                                        ==========    =========


Summarized information about stock options outstanding as of December 31, 2005 is as follows:

                                  Outstanding                      Exercisable
                        -------------------------------------  ---------------
Exercise Price at:      Number of     Remaining Life               Number of
                        Options        (in Years)                   Options
-------------------------------------------------------------  ---------------
     $ 0.40                200,000        9.3                        200,000
     $ 0.60                150,000        9.1                        150,000
     $ 0.70              2,882,860        4.7                      2,882,860
                        -----------                               -----------
                        -----------                               -----------
                         3,232,860                                 3,232,860
                        ===========                               ===========

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


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

          Raw materials ...........   $23,621
          Finished goods ..........    67,564
                                      -------
                                      $91,185
                                      =======

Note 5:  Subsequent Event

Subsequent to the end of the December 31, 2005 quarter, an existing LGA shareholder exercised options for 215,738 shares of restricted common stock equal to $149,937.91 or $0.695 per share.

Subsequent to the end of the December 31, 2005 quarter, the Company's entire remaining GearWagonAT and GearSpace34 inventory was sold out, depleted. The Company is retooling these two products, starting with GearSpace34, in order to reduce overall product cost, simplify assembly and add new product features. The Company expects the new GearSpace34 to begin shipping near the end of the current quarter, and the new GearWagonAT to begin shipping during the June, 2006 quarter. The Company will experience lower revenue from product sales during this transition.

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

Results of Operations                             Six Months Ended
                                                   December 31,
                                                -------------------
                                                 05            04
                                                -------     -------
         Revenue                                168,085     123,235

         Cost of Revenue                         85,666      55,714

         SGA                                    141,730     229,466

         R & D                                    3,743      11,099

         Other Income(expense)                    1,289      16,359

         Interest Expense                        (6,183)     (2,809)

         Net Loss                               (67,948)   (159,494)


Six Months Ended December 31, 2005, Compared with Six Months Ended December 31, 2004

During the first six months of Fiscal 2006, the Company's revenue grew 36% to $168,085, compared to $123,235 in revenue for the similar period of Fiscal 2005. During the current period the Company's sales resulted primarily from inquiries generated by our web site and customer referrals.

Cost of revenue for the six months ended December 31, 2005, increased $29,952 or 54% from $55,714 during the 2004 period, to $85,666 for the 2005 period.

Gross margin on product sales decreased to 49% for the current period from 55% during the prior years comparable period.

SG&A expenses decreased to $141,730 for the six months ended December 31, 2005, compared to $229,466 for the comparable period of 2004. The decrease in SG&A expenses for the current six month period, is primarily attributable to the one time costs associated with the Tenet Information Services combination completed during the prior year period.

Net loss for the six months ended December 31, 2005, was ($67,948) or ($0.01) per share as compared to ($159,494) or ($0.02) per share for the six months ending December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased from $142,605 at December 31, 2004 to $-0-at December 31, 2005. During the first half of fiscal 2006, the Company used $55,870 of cash to fund its operating activities.

LGA Capital Requirements

During the six months ended December 31, 2005, an LGA shareholder exercised common stock options to purchase 43,148 shares of restricted common stock for $29,988 or $0.695 per share. The Company is seeking to raise additional operating capital from either financing activities or from product licensing revenue to fund the Company's operations and continued growth. Subsequent to the end of the December 31, 2005 quarter, an existing LGA shareholder exercised 215,738 options for 215,738 shares of restricted common stock equal to $149,937.91 or $0.695 per share.

Subsequent to the end of the December 31, 2005 quarter, the Company's remaining GearWagonAT and GearSpace34 inventory was sold to customers and thus, depleted. The Company is re-tooling these two products, starting with GearSpace34, in order to reduce overall product cost, simplify assembly and add new product features. The Company expects the new GearSpace34 to begin shipping near the end of the current quarter, and the new GearWagonAT to begin shipping during the June, 2006 quarter. The Company will experience lower revenue from product sales during this transition.

The Company is working on several product licensing opportunities, that if completed, have the potential to generate significant growth capital for our business. However, no assurance can be given as to whether these discussions will result in a completed transaction, nor can the Company give any assurances as to the timing or financial magnitude of these transactions.

The Company is experiencing a growing level of product interest from consumers, dealers and OEM's. It will take time and capital to convert this interest into product sales and/or licensing revenue. Therefore, even though the Company anticipates the sales trends of the last two years continuing, it is not able to forecast when its sales volume will be sufficient to support the Company's operating expenses.

LGA is pursuing additional growth capital from finance and/or licensing related sources. There can be no assurance given as to whether LGA will be successful at generating the additional growth capital it will need from either of these sources.

While a portion of the current liabilities, approximately $99,867, is owed to present officers and/or directors, there can be no assurances that these officers/directors will not seek payment in the near term.

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




Dated:   February 13, 2006           LGA Holdings, Inc



                                     /s/  Marty Williams
                                     ----------------------------------
                                     Chairman of the Board of Directors
                                     Marty Williams