Form 10QSB
period 2006-03-31
LGA, INC
filed 2006-05-15
CIK 845696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 2006
                                               ---------------

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
 Large accelerated filer []   Accelerated filer []   Non-accelerated filer [X].

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes []    No [X].

As of March 31, 2006, the Company had 8,377,960 shares of common stock issued and outstanding.

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)

                          Index to Financial Statements
                                   (Unaudited)

                                                                         Page
                                                                         ----

Condensed Balance Sheet at March 31, 2006 .............................   F-1

Condensed Statements of Operations, for the nine months
     ended March 31, 2006 and 2005 and for the three
     months ended March 31, 2006 and 2005 .............................   F-2

Condensed Statement of Changes in Shareholders' Equity for
        the period from July 1, 2005 through March 31, 2006 ...........   F-3

Condensed Statements of Cash Flows, for the nine months ended
        March 31, 2006 and 2005 .......................................   F-4

Notes to Condensed Financial Statements ...............................   F-5

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                             Condensed Balance Sheet
                                   (Unaudited)
                                 March 31, 2006


                                     Assets
Current assets:
    Cash ..........................................................   $   5,272
    Accounts and notes  receivable ................................      17,244
    Inventory, at lower of cost or market (Note 4) ................      79,046
    Prepaid expenses ..............................................      14,734
                                                                      ---------

                   Total current assets ...........................     116,296

    Property and Equipment ........................................     213,654
    Accumulated depreciation ......................................    (100,202)
    Intangible assets .............................................      94,062
    Accumulated amortization ......................................     (18,913)
    Other assets ..................................................       6,003
                                                                      ---------

                   Total assets ...................................   $ 310,900
                                                                      =========

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable ..............................................   $  95,979
    Unearned revenue ..............................................      70,000
    Accrued payroll ...............................................     107,103
    Other current liabilities .....................................      24,030
                                                                      ---------

                   Total current liabilities ......................     297,112
                                                                      ---------

Shareholders' equity:
    Common stock ..................................................       8,378
    Additional paid-in capital ....................................     800,633
    Retained loss .................................................    (795,223)
                                                                      ---------

                   Total shareholders' equity .....................      13,788
                                                                      ---------

                   Total liabilities and shareholders' equity .....   $ 310,900
                                                                      =========

            See accompanying notes to condensed financial statements

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                       Condensed Statements of Operations
                                   (Unaudited)

                                               Nine Months Ended              Three Months Ended
                                                    March 31,                     March 31,
                                           --------------------------    ---------------------------
                                               2006         2005            2006           2005
                                           -----------    -----------    -----------    -----------
Sales and revenue ......................   $   236,985    $   174,969    $    68,900    $    51,734
                                           -----------    -----------    -----------    -----------

   Costs of revenue ....................       114,727         78,617         29,061         22,903
   Selling, general and administrative .       255,244        294,940        111,685         65,474
   Stock based compensation (Note 5) ...          --          309,756           --          309,756
   Research and development ............         3,861         15,195            118          4,096
                                           -----------    -----------    -----------    -----------
              Total operating expenses .       373,832        698,508        140,864        402,229
                                           -----------    -----------    -----------    -----------

              Operating loss ...........      (136,847)      (523,539)       (71,964)      (350,495)

Other income (expense):
   Other income (expense) ..............           671         17,133           (346)           774
   Interest expense ....................        (5,911)        (2,813)        (1,829)            (4)
                                           -----------    -----------    -----------    -----------

            Loss before income taxes ...      (142,087)      (509,219)       (74,139)      (349,725)
                                           -----------    -----------    -----------    -----------

Income tax provision (Note 3) ..........          --             --             --             --
                                           -----------    -----------    -----------    -----------

            Net loss ...................   $  (142,087)   $  (509,219)   $   (74,139)   $  (349,725)
                                           ===========    ===========    ===========    ===========

Basic and diluted loss per share .......   $     (0.02)   $     (0.07)   $     (0.01)   $     (0.04)
                                           ===========    ===========    ===========    ===========

Number of weighted average common shares
   outstanding .........................     8,182,357      7,086,635      8,377,960      8,044,079
                                           ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
             Condensed Statement of Changes in Shareholders' Equity
                                   (Unaudited)


                                               Common Stock         Additional
                                          -----------------------    Paid-in      Retained
                                             Shares    Par Value     Capital       Deficit       Total
                                          ----------   ----------   ----------   ----------    ----------
Balance at
    July 1, 2005 ......................    8,119,074   $    8,119   $  620,966   $ (653,136)   $  (24,051)

Common stock options exercised (Note 2)      258,886          259      179,667         --         179,926
Net loss ..............................         --           --           --       (142,087)     (142,087)
                                          ----------   ----------   ----------   ----------    ----------

Balance at
    March 31, 2006 ....................    8,377,960   $    8,378   $  800,633   $ (795,223)   $   13,788
                                          ==========   ==========   ==========   ==========    ==========


            See accompanying notes to condensed financial statements

                               LGA HOLDINGS, INC.
                   (Formerly Tenet Information Systems, Inc.)
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                      Nine Months Ended
                                                          March 31,
                                                    ----------------------
                                                       2006        2005
                                                    ---------    ---------
Net cash used in
    operating activities ........................   $(115,804)   $(400,640)
                                                    ---------    ---------

Cash flows from investing activities:
    Purchase of equipment and other assets ......     (84,732)     (31,185)
                                                    ---------    ---------

Net cash used in
    investing activities ........................     (84,732)     (31,185)
                                                    ---------    ---------

Cash flows from financing activities:
    Payment for long-term debt ..................        --        (10,142)
    Sale of common stock (Note 2)  ..............     179,926      312,550
                                                    ---------    ---------

Net cash provided by
    financing activities ........................     179,926      302,408
                                                    ---------    ---------

                  Net change in cash ............     (20,610)    (129,417)

    Cash, beginning of period ...................      25,882      180,619
                                                    ---------    ---------

    Cash, end of period .........................   $   5,272    $  51,202
                                                    =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes ..............................   $    --      $    --
                                                    =========    =========

      Interest ..................................   $   5,911    $    --
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

Note 2:  Stock Options - Related Party

During the nine months ended March 31, 2006, a director exercised common stock options to purchase 258,886 shares of restricted common stock for $179,926 in cash or $0.695 per share.

A summary of changes in the number of stock options outstanding during the nine months ended March 31, 2006 is as follows:

                                                        Weighted
                                            Number       Average
                                          of Shares     Exercise
                                         Exercisable      Price
                                         ----------    ---------
         Outstanding at July 1, 2005 .    3,276,008    $   0.68
         Granted .....................         --           --
         Exercised ...................     (258,886)       0.70
         Forfeited ...................     (679,575)       0.70
                                         ----------    ---------
         Outstanding at March 31, 2006    2,337,547    $   0.68
                                         ==========    =========

         Options exercisable at
            March 31, 2006 ...........    2,337,547    $   0.68



Summarized information about stock options outstanding as of March 31, 2006 is as follows:

                                    Outstanding             Exercisable
                            ----------------------------   --------------
                            Number of     Remaining Life      Number of
    Exercise Price at:       Options       (in years)          Options
    ---------------------------------------------------------------------
              $ 0.40           200,000        9.3               200,000
              $ 0.60           150,000        9.1               150,000
              $ 0.70         1,987,547        4.7             1,987,547
                           ------------                    -------------
                             2,337,547                        2,337,547
                           ============                    =============

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

               Materials ......................      $69,488
               Assembled products..............        9,558
                                                    --------
                                                    $ 79,046
                                                    ========

Note 5:  Stock options

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

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Risk-free interest rate.................      3.60%
         Dividend yield  ........................      0.00%
         Volatility factor.......................   103.120%
         Weighted average expected life .........   Ranging from
                                                    1,740 to
                                                    3,650 days

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

Results of Operations
---------------------
                                         Nine Months Ended
                                              March 31,
                                       ---------------------
                                         06            05
                                       -------      --------
          Revenue                      236,985       174,969

          Cost of Revenue              114,727        78,617

          SGA                          255,244       294,940

          R & D                          3,861        15,195

          Other Income(expense)            671        17,133

          Interest Expense              (5,911)       (2,813)

          Stock based compensation
          Note 5                          -0-       (309,756)

          Net Loss                    (142,087)     (509,219)


Nine Months Ended March 31, 2006, Compared with Nine Months Ended March 31, 2005
--------------------------------------------------------------------------------

During the first nine months of Fiscal 2006, the Company's revenue grew 35% to $236,985 compared to $174,969 in revenue for the similar period of Fiscal 2005. During the current period the Company's sales resulted primarily from inquiries generated by our web site.
License revenue accounted for 26% of overall revenue in 2005 and 19% in 2006.

Cost of revenue for the nine months ended March 31, 2006, as a percentage of revenue increased slightly from 44% to 48% while sales, general and administrative expenses had a marked decrease as a percentage of revenue. This favorable decrease in SGA was due to cost controls and a reduction in costs related to the Company's public status.

Gross margin on product sales decreased to 52% for the current period from 55% during last years comparable period. This was primarily due to the additional cost of 2,500 square feet of added production space acquired in January, 2006.

SG&A expenses decreased to $255,244 for the nine months ended March 31, 2006, compared to $294,920 for the comparable period of 2005.

Net loss for the nine months ended March 31, 2006, was ($142,087) or ($0.02) per share as compared to ($509,219) or ($0.07) per share for the nine months ending March 31, 2005. $309,756, or 61% of the fiscal 2005 period Net Loss was attributable to the accounting treatment of stock option grants during that period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased from $-0- at December 31, 2005 to $5,272 at March 31, 2006. During the first nine months of fiscal 2006, the Company used $115,804 of cash to fund its operating activities and $84,732 for the purchase of tooling and patent related expenditures. For the comparable period in fiscal 2005, the Company used $400,640 in cash to fund operations and $31,185 for inventory, tooling and patent related expenditures. Tooling and Patent related expenditures were $24,971 and $71,709 for 2005 and 2006, respectively. The dramatic reduction in the use of cash to fund operations is the result of the company selling all its remaining inventory of GearWagon and GearSpace 34 product during the nine month period ending March, 2006, along with generally higher sales levels for the Company's Silent Hitch Pin, TwinTube-UBI (U-Build-It) and GearDeck products, when compared to the 2005 period.

LGA Capital Requirements
------------------------

During the March, 2006 quarter, the Company sold its remaining inventory of GearSpace 34 and GearWagon product. The Company intends to continue selling product based on these designs, and is in the process of re-engineering the designs to utilize more efficient plastic forming techniques that simplify the production of the products, strengthen the products and significantly reduce the product's manufacturing cost. During the March, 2006 quarter, GearSpace 34 (GS-34) was successfully re-tooled and the Company expects close to a 50% reduction in the manufactured cost of a GS-34 system. The Company has a backlog of orders for GS-34 carriers that it will begin filling during the second half of May, 2006. GS-34 is one of LGA's marquee products. The Company intends to reduce GS-34's MSRP from $1,350 to $999.95. As such, the Company expects GS-34 unit sales to increase moving forward.

The Company is in the process of re-engineering the GearWagon AT (GW-AT)trailer. The Company has an order backlog for this product. The Company expects to begin shipping GW-AT's during the September, 2006 quarter. In addition, GW-AT will be available in four different configurations, depending on the customers needs, at MSRP prices significantly below GW-AT's legacy pricing. The manufacturing cost of GW-AT will be significantly reduced, relative to former design.

The reductions in manufacturing costs will allow LGA to more successfully utilize distribution, dealer and retail channels in the selling processes for GW-AT and GS-34. The Company believes the improved product cost basis and resulting improved margin available to resellers, will significantly improve the sales volumes of the GW-AT and GS-34 products moving forward.

LGA and a division of Cummins Power Generation, Onan Corporation, have been in a joint development effort since January of 2005. The result of this effort, introduced in April, 2006, is Onan's new JuiceBox product that can be viewed at this URL:

http://www.funroads.com/articles/juicebox.jhtml

JuiceBox utilizes LGA's Silent Hitch Pin, TwinTube, GearDeck, HardPoint and LandingGear intellectual property (IP) in a novel solution to generator portability. Onan is the dominant supplier of generators to the RV industry. LGA has licensed Onan to manufacture JuiceBox product, based on LGA's IP. Because of the JuiceBox product and the increased market visibility LGA's IP is receiving, LGA is experiencing increased interest in the IP contained in JuiceBox from consumers, distributors, dealers and from other manufacturing OEM's interested in utilizing this IP in conjunction with their product lines.

LGA has numerous patent applications pending with the U.S. Patent and Trade Office (USPTO) for various LGA inventions. During the March, 2006 quarter, the USPTO published two of the Company's pending applications, that can be viewed at the following URL links:

http://appft1.uspto.gov/netacgi/nph-
Parser?Sect1=PTO1&Sect2=HITOFF&d=PG01&p=1&u=%2Fnetahtml%2FPTO%2Fsrchnum.
html&r=1&f=G&l=50&s1=%2220060081630%22.PGNR.&OS=DN/20060081630&RS=DN/20060081630

http://appft1.uspto.gov/netacgi/nph-
Parser?Sect1=PTO1&Sect2=HITOFF&d=PG01&p=1&u=%2Fnetahtml%2FPTO%2Fsrchnum.
html&r=1&f=G&l=50&s1=%2220060027618%22.PGNR.&OS=DN/20060027618&RS=DN/20060027618

The Company is working on numerous product licensing opportunities, that if completed, have the potential to generate significant growth capital for our business. However, no assurance can be given as to whether these discussions will result in a completed transaction, nor can the Company give any assurances as to the timing or financial magnitude of these transactions.

Due to the timing of anticipated inventory additions, tooling costs and operating expenses, the Company is seeking to raise capital from either financing or licensing sources to fund the Company's growth through the end of the 2006 fiscal year and beyond.

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

During the nine months ended March 31, 2006, a director exercised common stock options to purchase 258,886 shares of restricted common stock for $179,926 in cash or $0.695 per share. This Company director is also the managing partner of the acquiring investment partnership.

While a portion of the current liabilities, approximately $89,032, is owed to present officers and/or directors, there can be no assurances that these officers/directors will not seek payment in the near term.

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


                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.

        None

Item 2. Unregistered Sales of Securities and Use of Proceeds.

        During the nine month period ending March, 2006, 258,886 shares of Common Stock were sold pursuant to exercise of purchase options for total proceeds of $179,926 in cash or $0.695 per share. No sales commissions were paid relative to the sale. The securities were sold pursuant to Section 4(2) and /or 4(6) of the Securities Act of 1933 and/or Regulation D." The acquiring entity is an investment partnership managed by a director of the Company.

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




Dated:   May 15, 2006               LGA Holdings, Inc



                                     /s/  Marty Williams
                                     ----------------------------------
                                     Chairman of the Board of Directors
                                     Marty Williams