Form 10KSB
period 2006-06-30
LGA, INC
filed 2006-10-25
CIK 845696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-18113

LGA HOLDINGS, INC.
(Exact name of small business issuer in its charter)

Utah	87-0405405
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3380 North El Paso Street, Suite G, Colorado Springs, Colorado 80907
(Address of principal executive offices) (Zip Code)

Issuer's telephone number (719) 630-3800

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
Yes [X] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

State issuer's revenues for its most recent fiscal year. $336,721

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. October 19, 2006: $ 1,180,033

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. June 30, 2006: 8,592,960

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements based on management's current expectations and estimates; actual results may differ materially due to certain risks and uncertainties. For example, the ability of Let's Go Aero, Inc. to achieve expected results may be affected by external factors such as competitive price pressures, conditions in the economy and industry growth, and internal factors, such as future financing of the acquired operations and the ability to control expenses.

PART I

Item 1. Description of Business.

LGA Holdings, Inc., ("LGA" or the "Company") is the sole owner of its operating subsidiary, Let's Go Aero, Inc. ("Aero"). LGA acquired Aero effective June 30, 2004 through a stock for stock exchange under which the former shareholders of Aero were issued new LGA shares of common stock in exchange for all of Aero's outstanding shares and $1,518,440 of debt. The former Aero shareholders and debt holders ended up with 85% of the outstanding common stock of LGA. Prior to the acquisition, LGA had no business or operations after having sold what business it did have October 22, 2003, several months before the acquisition of Aero. Therefore, at the time of the acquisition of Aero, LGA was what is known as a publicly held shell company. LGA changed its name to LGA, Inc. from Tenet Information Services, Inc. by a vote of shareholders on May 27, 2005, but the name was not available according to the Utah Secretary of State. By consent of shareholders owning in excess of a majority of shares, the name was changed to LGA Holdings, Inc. in October, 2005. LGA was formed on February 24, 1984.

Upon the acquisition of Aero, two of LGA's three Directors resigned and two Directors of Aero were appointed to fill those positions. The third LGA director was and is a director of both companies. In addition, all of the officers of LGA resigned and members of Aero's management team were appointed to those positions. See Item 9, below. For accounting purposes, however, the transaction was deemed to have been an acquisition of LGA by Aero. Further information on the details of the transaction can be had by reviewing LGA's Form 8-K filed July 21, 2004 and Form 8-K/A filed October 20, 2004 available at the EDGAR website of the Securities and Exchange Commission (www.sec.gov) or from LGA upon request. Copies may also be read and copied at the SEC's Public Reference Room, Headquarters Office, 100 F Street, N.E., Room 1580, Washington, DC 20549. Call (800) SEC-0330 for further information.

Let's Go Aero, Inc.

Aero, LGA's wholly owned subsidiary, is LGA's only operating business. Aero is in the business of designing and selling gear management solutions for automotive, recreation and commercial uses. Aero's family of products uses patented designs, and includes the GearWagon(R) line of Sport Performance Trailers(R), the GearSpace(TM) line of hitch-mount cargo carriers, the Silent Hitch Pin line, the LittleGiant Trailer line and the GullWing line of RV technology. Aero was formed in 1998.

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

o The fully-enclosed, encapsulated, and easy-opening designs of Aero's product enclosures for cargo safety, security, and accessibility; and

o Extensive designs for the use of C-Channel for making "Hardpoint(TM)" attachments to Aero's carriers, trailers, and all vehicular surfaces.

Aero also has numerous product extensions and accessories that complement and expand these core technologies.

Aero's intellectual property has broad application in the automotive industry, and several automotive Original Equipment Manufacturers are in various stages of integrating aspects of Aero's technology into their product lines. In May, 2002, Aero licensed three pieces of its intellectual property to Sport Rack International/Valley Industries, Inc., an affiliate of Thule, AB, the largest supplier to automotive manufacturers worldwide of products similar to Aero's products. Aero's product licenses with Sport Rack International/Valley Industries, Inc. resulted in the payment to Aero of $300,000 in 2004 and an ongoing royalty of 10% of the revenues (after $300,000) Sport Rack generates with the technology until May, 2007. The $300,000 is reflected in the financial statements at $60,000 per year. See note 4 to Financial Statements.

At the November, 2002, Specialty Equipment Manufacturers Association (SEMA) annual trade show, Aero won the GMC Professional Grade Challenge for the Best New SUV Accessory Idea. This prestigious award from General Motors Corp. is for the Company's TwinTube system technology. At the November, 2003, SEMA show, Aero again won the GMC Professional Grade Challenge award for Aero's GearBed cargo management hardware. See “Patent Protection,” below.

Aero has developed and will continue to develop intellectual property for the Automotive, RV and commercial industries. It is Aero's intent to license its technology to the industry leaders that can most effectively bring the licensed technology to market. Aero plans to license the production and sales of its products for an up-front fee and an ongoing royalty based on unit sales.

Products

Aero currently has several product lines that it has been selling for several years and other product lines that are emergent. These product lines are described as follows:

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

o
TwinTube(TM) System. The TwinTube(TM) ("TT(TM)") System is a new, patent pending design that has been licensed to Sport Rack International/Valley Industries, Inc. for sale to the automotive Original Equipment Manufacturers and the after-market. TwinTube(TM) is a universal mounting structure for carrying gear and equipment with a hitch receiver. TwinTube(TM) is also available as a UBI(TM) system (U-Build-It).

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

o	GearBag 18(TM). Novel patent pending TwinTube(TM) based fully enclosed gear carrier that is value based and price-point competitive.

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

o
GullWing(TM) camper. Derivative of Little Giant Trailer(TM). New patent pending design for personal motor sport and RV applications. The GullWing(TM) design allows a cargo trailer to convert into a new category of camping trailer. GullWing(TM) intellectual property also has application for pickup toppers and pickup campers. On October 7, 2006 the U.S. Patent and Trade Office notified LGA of its acceptance of LGA's GullWing claims. LGA is in discussions with several RV Original Equipment Manufacturers regarding the GullWing/Foldout intellectual property.

o	TENTRIS(TM) tent and portable structure. New patent pending design for tent and portable enclosure applications.

o
GearDeck APU(TM). New patent pending derivative of Aero's GearDeck 17 system. APU is an all-in-one electrical generator storage, transportation and organization solution designed initially for recreational vehicles. The APU system may also have application with the broader portable generator market.

o
ONAN JUICEBOX. During 2006, Aero completed a product development effort with the Onan division of Cummins, Inc resulting in Onan's JuiceBox product The licensed design is based on LGA's Silent Hitch Pin, TwinTube, GearDeck and LandingGear Intellectual Property. LGA began receiving product royalties in July, 2006.

o
HARDPOINT(TM) Technology. Aero has patents issued and patents pending for the integration of C-Channel onto vehicle surfaces, including pickup truck beds, vehicle roofs and trailers. The Hardpoint(TM) system is another potential source of royalty revenue for Aero. See “Patent Protection,” below.

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

During the development of the GearWagon(R) product, several additional product opportunities became apparent. The GearWagon(R) Hardpoint(TM) system was designed using Unistrut(TM) and/or B-Line(TM) engineering C-Channel. The Hardpoint(TM) system appeared to have great promise for use in the motor vehicle and recreation vehicle industries, and Aero filed patent claims for the integration of C-Channel on vehicular surfaces in 1998. The original patent claims for Hardpoint(TM) technology were issued in 2001. Aero has also filed many continuation claims for this technology.  See "Patent Protection", below.

After the Interbike Show in the Fall of 1998, Aero began receiving orders for GearWagon(R) trailers. Medallion Plastics in Elkhart, IN, became Aero's manufacturer of GearWagon(R) trailers in January, 1999.

In early 1999, Aero joined the Specialty Equipment Market Association (SEMA). SEMA is the largest trade organization for the automotive after-market industry. Basically, SEMA is the entire automotive industry worldwide, less new vehicle sales. Aero displayed its products at SEMA's industry convention in November, 1999, as a debut to the automotive industry.

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

After the SEMA 2001 convention, Aero entered into a relationship with J.S. Chamberlain and Associates. Chamberlain and Associates has been an automotive supplier developer since the early 1960's. Through a series of meetings arranged by Chamberlain, Aero and Sport Rack International/Valley Industries, Inc. agreed to a product license for Aero's Silent Hitch Pin(TM) and Twin-Tube(TM) Technology in May, 2002.

At the SEMA 2002 convention Aero won the Best New SUV Accessory Idea from General Motors Corporation for its TwinTube(TM) carrier system. At the SEMA 2003 convention Aero won the Best New Idea award from General Motors Corporation for its GearBed surface attachment system. See “Patent Protection,” below.

With the Tenet combination, Aero began redesigning and retooling its GearDeck, TwinTube, GearSpace and GearWagon products in order to meet market pricing, durability, assembly and shipping expectations. Retooled GearDeck production began in early 2005, TwinTube production began in May, 2006, GearSpace production began in June, 2006, and the company is just completing the retooled GearWagon 125 product. LGA expects to begin shipping the new GearWagon 125 in early 2007. LGA will be displaying these products, and others, at the 2006 SEMA show. This will be the first show LGA has attended since 2003.

The Future

Aero has the GearWagon(R) trailer line, GearSpace(TM) line, Silent Hitch Pin(TM) line, the GearDeck(TM) system, and TwinTube(TM) UBI(TM), GearCrate(TM), LittleGiant Trailer System(TM), GullWing(TM) that are patent protected and patent pending. Aero's Hardpoint(TM) technology may also be a significant royalty generator for Aero in the future.

Aero's future focus is on market, partner and product development. There is a very large consumer market for Aero's products, and its approach to this market is to enter it through partnership arrangements with large existing participants.

Aero is in discussions with various automotive and recreation vehicle Original Equipment Manufacturers for custom versions of its products and technology that compliment and extend the capabilities of the Original Equipment Manufacturers' vehicles.

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

Customer Direct Sales

Close to 80% of Aero's sales revenue currently comes from direct-to-customer sales that are the result of the customer finding Aero's web site. Aero has exhibited products at several trade shows over the last five years. Primarily, Aero has attended the SEMA automotive trade show that is held annually in early November in Las Vegas. Aero has also displayed its products at the Denver International Auto Show and the Denver Sportsman’s Show.

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

It is Aero's intent to establish a sales relationship with market partners or an Original Equipment Manufacturer to promote, manage and distribute its product lines for gear transport through the partners' established market channels.

Market for Products

For many years, people have been increasing their recreation time and recreation interests. This trend has spurred a dramatic increase in the purchase of sport utility vehicles (SUV's), mini-vans, and pick-up trucks. The purchase of these style vehicles reflects, in part, the consumers' perceived need for increased cargo capacity.

Auto industry research indicates that nearly 50% of American households own a SUV, mini-van, or pick-up truck, and 70% of these vehicles are equipped with tow packages from the factory in addition to after-market hitch installations of nearly 6 million estimated for 2003 alone.(1) Accessory item sales for these vehicles, a segment of the automotive specialty equipment industry, grew nearly 60% between 1990 and 2000, and hitch accessories continue to represent the fastest growing segment of the SUV's after-market accessory sales.(2) Aero's Sport Performance Carriers(TM) and products serve this expanding market. According to the Specialty Equipment Manufacturers Association (SEMA), the overall automotive retail after-market equipment sales for 2000 exceeded $23 billion.(3) Accessory and appearance products are estimated to represent 54% of those sales.(4) In addition, SEMA reports that the marketplace expanded nearly 60% between 1990 and 2000.(5) Based on SEMA research, in 1999 there were 3,800,000 receiver style hitches either installed by the after-market or delivered on new vehicles. In 2002, that number climbed to 4,900,000 and for 2005 it's projected that the number increased to 5,800,000 units.
___________________________
(1) Specialty Equipment Market Association, Market Highlights, 2001 & 2002 Market Study.
(2) Ibid.
(3) Ibid.
(4) Ibid.
(5) Ibid.
___________________________

The installed base of receiver style hitches presents a large latent market for Aero's products. Further, Aero believes that the automotive Original Equipment Manufacturers would like to migrate the accessories currently being carried on the roofs of SUVs to the receiver hitch to reduce the roll-over risk of SUVs and provide consumers with more convenient cargo carrying solutions.

Competition

The sport equipment carrier market is a competitive environment with more than ten participants that are larger than Aero and have the following advantages relative to Aero:

    Name Recognition

Several competitors, like Yakima Products and Thule have established names with the public. Aero is still relatively unknown. It can take years to establish a Brand name, and Aero is at the beginning of exposing its products and brand to the public. Aero’s success against these competitors can not be assured.

Product Lines

Several competitors have broad product lines compared to Aero. Aero does not participate in the roof top cargo carrier market and does not plan to participate in this market, except, potentially, in a limited way with a roof top version of its GearCage line.

In terms of product strength, Aero believes it has several distinct advantages over the competition:

o	Large cargo capacities and lightweight designs easily surpass the cargo transport capabilities of roof top products and other receiver based products currently on the market.

o	The opening systems enable Aero products to enclose space more efficiently.

o	Aero enclosed carrier products offer increased security over open carriers.

o	Aero products are safer than rooftop carriers, their primary competitors.

o	Patent filings protect Aero products' ergonomics and efficiencies.

o	Aero products' aerodynamic efficiencies reduce impact on fuel economy.

o	Multiple product offerings provide consumers with various options and price consideration

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

Patent Protection

Starting in 1998, Aero has been diligent at protecting its technology with "utility" patent protection, which is the highest form of invention protection. Utility patents are issued for truly novel technological achievements. The method by which Aero's product capsules open, the Hardpoints(TM) used on Aero's products, the way Aero's GearSpace(TM) carrier platforms telescope and pivot, and the features of the Silent Hitch Pin(TM) are all patented aspects of Aero's products. All Aero's patents have at least 12 years remaining in their respective terms. Aero has 7 issued patents and nine pending patents.

The advantages of patent protection can be seen most clearly with the Silent Hitch Pin(TM) and the TwinTube(TM) system. Aero has licensed this technology to Sport Rack International/Valley Industries, Inc. which is selling to industry participants. Other industry participants sell these Aero designs through private label supply agreements with Aero. Aero believes that private label supply agreements with "Brand Name" entities for its designs, will have a financially significant impact on the company's future.

Aero has patents issued and patents pending protecting its GearBed intellectual property. Nissan has challenged certain GearBed claims with the US Patent and Trademark Office. Aero cannot forecast the outcome of the GearBed patent review at this time.

Aerodynamic Efficiencies and Fuel Economy

It appears from informal evidence that Aero's GearWagon(R) line of Sport Performance Trailers(R) is fuel efficient. It also appears from informal evidence that Aero's GearSpace(TM) carriers have no noticeable effect on fuel economy. When used on an SUV, these carriers sit in the vehicle's draft.

Volume and Weight Advantages

Because of Aero's capsular designs, its products offer high "space-to-weight" ratios relative to other cargo carrying products currently on the market. The GearWagon(R) 125 weighs in at 350 pounds empty, encloses approximately 125 cubic feet and has a carrying capacity of 1,000 pounds. A standard "box" trailer with similar storage capability typically weighs close to 1,000 pounds empty, meaning that a fully loaded GearWagon(R) 125 weighs only 350 pounds more than a comparable empty box trailer. Aero's GearSpace(TM) line attaches to one of the strongest points on a vehicle, the hitch receiver. Aero rates its GearSpace(TM) carriers for 300 pounds of cargo carrying, which gives the owner of a standard SUV more than twice the weight carrying ability of a typical roof top box.

Manufacturing and Development

Manufacturing

Aero's focus is on product and technology development. In some of Aero's licensing arrangements, the licensee is responsible for manufacturing. Aero does have numerous vendors it utilizes to manufacture or fabricate its products. Aero has utilized numerous vendors that have produced over 100,000 Silent Hitch Pins(TM). Aero has begun GearSpace 34 production with a Colorado based rotational molder. Aero has reduced the retail price of its GearSpace 34 by more than 25% with this production technique change. Aero has also successfully converted the production of GearWagon, with this vendor, from a thermoformed to a rotational molded design.

Aero recently began a contract manufacturing relationship with Red Horse Performance (RHP) of Shanghai, China. RHP is currently one of Aero's TwinTube(TM) system vendors. Aero is evaluating RHP as a potential vendor for the Silent Hitch Pin product line, the LittleGiant product line and the GearCage product line. Aero and RHP anticipate providing LGA's designs to known industry brands under private label supply agreements.

Aero is in the final stages of completing an agreement with AutoTek Group Inc., New York that will allow AutoTek N.Y.'s manufacturing partnership, AutoTek China of Yantai, China, to begin producing and selling Aero's GearCrate (GC) and LittleGiant Trailer system (LGT) intellectual property. Aero and AutoTek China displayed two LGT's at the April, 2005, Canton Fair in Guangzhou, China. Beginning April 5, 2005, Chinese citizens can now tow lightweight trailers (under 1,500 pound load) on China's roads. Aero and AutoTek N.Y. have agreed on a non-exclusive license program whereby AutoTek China produces GC and LGT based designs for exclusive sale by LGA and AutoTek N.Y., in the domestic China market and for the worldwide export market. Aero receives preferred pricing for the LGT's and GC's it purchases from AutoTek China. Aero has reached final terms on this license with AutoTek N.Y. and anticipates signing the final agreements in the near future. AutoTek China is displaying LGT at its world debut in the Canton Fair starting October 15, 2006,: http://www.cantonfair.org.cn/en/index.asp AutoTek China, one of LGA's non-exclusive manufacturing partners, can be viewed at their website:http://www.autotekchina.com/

Aero is actively engaged in specifying sources for all its assembly services, raw materials and parts in order to ensure that its products meet its quality and performance standards. All specified raw materials and parts or acceptable substitutions are available from many suppliers, and Aero does not rely on any one supplier the loss of which would cause any long term adverse consequences to Aero.

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

Research and Development

Aero's expenditures for research and development have been $31,112 and $13,779 for the fiscal years ended June 30, 2005 and 2006, respectively. See Management's Discussion and Analysis, below. Aero will continue product development and invention work where a clear payoff is anticipated. LGA has no R&D plans currently. Aero's staff is considering numerous ways to branch and grow its current products depending on market opportunity and demand. Aero's staff continues to work on new product designs and improvements to protect and expand Aero's existing intellectual property. LGA's R&D activity changes based on market opportunities.

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

Aero anticipates no material effects on its business from federal, state or local environmental regulation.

Employees

Aero currently has four full-time employees including its officers, Marty Williams and Sara Williams. Aero's Vice President of Engineering and Board member, Matthew Drabczyk, who is also a major LGA shareholder, works on a project basis for Aero. Aero anticipates adding sales and production employees as needed

Reports Filed with the Securities and Exchange Commission.

LGA is registered with the SEC under the Securities Exchange Act of 1934. As a registrant, LGA files annual (Form 10-KSB) and quarterly (Form 10-QSB) that contain financial information. LGA also files proxy statements for its meetings of shareholders and reports of material current events (Form 8-K). This information may be requested or read through sources described above in this Item 1 or from the Company free of charge. The Company does not maintain copies of its Securities and Exchange Commission reports on its website, www.letsgoaero.com, because the reports are easily available at www.sec.gov.

Item 2. Description of Property.

Aero currently leases 7,500 square feet of combined office and warehouse space at its principal place of business in Colorado Springs, Colorado, that it uses for storage of some inventory and light product assembly. Aero entered into this lease in June, 2004, and expects its facilities will be sufficient for the three-year term of the lease. The lease rent is $5,500 per month. The space is currently fully built out in good condition and Aero has no plans to renovate it. Comparable properties are available at competitive rates in the same general area as the current facilities. The current space is adequately covered by insurance.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

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

	Quarter Ended	Low Price	High Price

	September 30.20		.35

	December 31.20		.40

2005	March 31.25		.94

	June 30.40		1.00

	September 30.81		1.20

	December 31	1.15	1.20

2006	March 31	1.15	1.40

	June 30	1.10	2.25

The quotations reflect inter-dealer prices, without markup, markdown or commission and may not represent actual transactions. The source of prices were Yahoo.com and BigCharts.com.

The number of shareholders of record for LGA's common stock as of June 30, 2006, was 359, which include depositories and broker/dealers who hold shares of common stock in "nominee" or "street" names.

Sales of Unregistered Securities

The following table sets forth information regarding recent sales of unregistered securities.

	Shares of Common
Date	Stock Sold	Aggregate Price

August 2005	43,148	$ 29,987.86

January 2006	215,738	149,937.91

June 2006	215,000	$150,500.00

All sales were negotiated and approved the Company's Board of Directors. Each of the purchases was made by an individual investor and who was existing shareholders. All purchasers represented that they were accredited investors as defined in the United States securities laws. The sales were exempt from registration under Section 4(2) and/or 4(6) of the Securities Act of 1933, as amended and/or Rule 506 or Regulation D.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Fiscal 2006 Compared with Fiscal 2005

	FY 06	FY 05
Product sales and Royalty
Revenue	336,721	286,197

Cost of Revenues	183,163	173,207

SGA	309,588	374,512

DEV	13,779	31,112

Stock Option Expense	-0-	309,756

Costs and Expenses	506,530	888,587

Operating Loss	(169,809)	(602,39	0)

During fiscal year 2006 the Company had revenues of $336,721, which represented an increase of $50,524 or 18% over prior year revenues of $286,197. This increase is attributable to higher end user sales generated from the Company’s web site, beginning sales of Aero’s retooled GearSpace 34, the launch of Onan’s JuiceBox product and increased Silent Hitch Pin sales.

Cost of revenues increased 6% from $173,207 in 2005 to $183,163 in 2006. The 6% increase in cost of goods sold, relative to a 18% increase in sales, reflects reduced costs for the Company’s GearSpace 34 product stemming from the Company’s 2006 retooling effort, reduced costs for the Company’s TwinTube system and modestly lower costs for GearDeck 17.

The gross margin on product sales increased to 32% in 2006 from 23% in 2005. Aero’s 2006 increase in gross margin on product sales resulted from the above cited improvements in manufacturing costs and component sourcing.

Including royalty income, gross margin increased from 39% in 2005 to 47% in 2006. Aero’s business model is to generate revenue from both product sales, including end user direct, Original Equipment Manufacturer and dealer sales and from licensing revenue and royalties for the Company’s intellectual property portfolio. Aero has been successful at generating revenue from both sources, but not, as yet, to a degree sufficient for ongoing profitable operations. Late in the 2006 fiscal year, Aero began receiving royalty payments from Onan for the Aero intellectual property contained in Onan’s new JuiceBox product.

Aero’s sales revenue growth for 2006 is the result of growing end user purchases of the Company’s products, modest improvements in Aero’s dealer sales and growing use of Aero’s Silent Hitch Pin by hitch equipment Original Equipment Manufacturers. Aero’s internet based sales initiatives, begun during the 2005 year, have resulted in higher inquiries and sales volumes for the Company. Plastic shells where 50% of the respective product cost for 2006.

G&A expenses decreased to $309,588 in 2006 as compared to $374,512 in 2005. Aero anticipates that G&A expenses will increase for 2007.

Aero’s financial profile has improved over the last year.  During 2006 Aero sold out of it's original GearWagon and GearSpace ABS plastic formed products. During the second half of fiscal 2006, Aero successfully retooled its GearSpace 34 product and is experiencing acceptable unit sales. Aero will exhibit its retooled GearSpace 34 and GearWagon 125 products, along with debuting the LittleGiant trailer design in North America, with other new products at the 2006 SEMA Show starting October 30, 2006. Aero's inventory consist primarily of finished goods that have no more than 90 day lead times. It is very rare for Aero to have a product return.

Based on Aero’s operating history, it is probable that the Company will need additional capital in order to achieve and sustain profitable operations. Aero has a history of obtaining growth capital from three sources, 1) equity sales, 2) product margin 3) licensing revenue. Aero prefers to obtain operating capital from operating margin and licensing revenue. Aero has opportunities, exclusive of equity sales, to generate the capital required for growth from licensing revenue. Aero is currently in licensing discussions with several companies regarding the company’s intellectual property. No assurance can be given as to whether these discussions will result in actual licenses and revenue for the company.

Product development expenses decreased 56% to $13,779 in 2006 from $31,112 in 2005. An important element of Aero’s business model is its ability to create novel product designs that include patentable attributes. In the ideal, the actual accountable dollar cost of developing valuable intellectual property is negligible. The process of creating new intellectual property and improving existing Aero technology will result in ongoing expenses for the Company. The timing and amount of these expenses will vary from period to period.

Net loss for the 2006 year was ($261,477) or ($0.03) per share as compared to ($590,323) or ($0.08) per share in 2005. A significant component of the Company’s 2005 reported loss was the $309,756 charge for the expensing of stock options.

The 2006 net loss includes a cash charge for employee embezzlement during the fiscal year in the amount of ($72,801). Through September, 2006, a former accountant for the Company stole a total of $134,000 of the Company’s cash using various fraudulent techniques. In the 12 business days since Aero's discovery of this crime, Aero has recovered $17,000 in cash and reasonably expects to recover another approximate $50,000 in the next 120 days. Interest expense increased in 2006 versus 2005 due to the interest charged on credit card balances fraudulently incurred by the Company's former accountant.

Liquidity and Capital Resources

The Company's cash position decreased from $25,882 at year-end 2005 to $-0- at year-end 2006. The reduction in cash from 2005 to 2006 year-end, is primarily the result of a former employee embezzling $72,801 in cash from the Company during 2006.

Aero is increasing product sales by increasing the profile of the Company’s products with the public, retailers and Original Equipment Manufacturers. Aero’s retail sales and promotion efforts are focused on web based promotion and direct to customer related activities. Aero is currently meeting with recreational product Original Equipment Manufacturers and distributors for the purpose of adding our products, or products containing Aero’s intellectual property, to their sales programs. During fiscal 2007, Aero anticipates adding personnel in Colorado Springs to support its selling effort.

Aero regularly evaluates its intellectual property portfolio in light of product and licensing opportunities for the Company’s intellectual property. The royalties derived from the Company’s intellectual property licenses obtained to date have not been sufficient to achieve ongoing profitable operations. Aero is reviewing licensing opportunities with Original Equipment Manufacturers for, among other patented/patent pending intellectual property, the following designs:

A. Improved Crate System

B. GullWing/FoldOut

C. A modified GearDeck 17(TM) system for storing, transporting and organizing portable generators

D. GearDeck 17(TM), GearCage, GearVault, CamLok, TwinTube UBI, and Silent Hitch Pin(TM) designs under private label

E. GearCrate(TM) and the related LittleGiant Trailer System

F. GearBed surface mount accessory for pickup truck beds

G. Tentris tent/portable structure designs

H. CamLok Silent Hitch Pin design

No assurances can be made as to whether the Company will successfully convert these opportunities into meaningful revenue for the Company.

The Company reported positive shareholder equity of $244,898 as of June 30, 2006, compared to a shareholder deficit for 2005 of ($24,051).

Cash was $-0- at year-end 2006 as compared to $25,882 at year end 2005. Net cash used in operating activities was ($309,777) in 2006 as compared to ($415,969) for 2005. During 2006, the Company recorded a cash charge for embezzlement in the amount of ($72,801).

While approximately $106,408, is owed to present officers and/or directors, there can be no assurance that these officers/directors will not seek payment in the near term.

Inflation has not had a significant impact on the Company's operations.

Item 7. Financial Statements.

LGA HOLDINGS, INC.

Financial Statements

June 30, 2006

(with Report of Independent Registered Public Accounting Firm Thereon)

LGA HOLDINGS, INC.

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at June 30, 2006	F-3

Statements of Operations, for the years ended
June 30, 2006 and 2005	F-4

Statement of Changes in Shareholders' Equity for the period from
July 1, 2004 through June 30, 2006	F-5

Statements of Cash Flows, for the years ended
June 30, 2006 and 2005	F-6

Notes to financial statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
LGA Holdings, Inc.:

We have audited the accompanying balance sheet of LGA Holdings, Inc. as of June 30, 2006, and the related statements of operations, shareholders’ equity, and cash flows for the years ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LGA Holdings, Inc. as of June 30, 2006, and the results of its operations and its cash flows for the years ended June 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficit at June 30, 2006, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
October 13, 2006

LGA HOLDINGS, INC.
Balance Sheet
June 30, 2006

Assets
Current assets:
Accounts and note receivable:
Trade, net of allowance for doubtful accounts of $-0- (Note 1)	$18,576
Note receivable, current portion	5,770
Other receivables (Note 8)	17,379
Stock subscription receivables (Note 5)	150,500
Inventory, at lower cost or market (Note 3)	159,595
Prepaid expenses	6,542
Total current assets	358,362

Property and equipment, at cost,
net of accumulated depreciation of $110,442 (Note 3)	108,172
Intangible assets (Note 3)	81,079
Other assets	2,605

Total assets	$550,218

Liabilities and Shareholders’ Equity

Current liabilities:
Bank overdraft	$8,472
Accounts payable	107,573
Accrued payroll	27,867
Unearned revenue	55,000
Total current liabilities	198,912

Long-term debt, related party (Note 2)	106,408

Total liabilities	305,320

Commitments and contingencies (Note 6)	—

Shareholders’ equity (Notes 2 and 5):
Common stock, $.001 par value; authorized 100,000,000 shares,
issued and outstanding, 8,592,960 shares	8,593
Additional paid-in capital	1,150,918
Retained deficit	(914,613)

Total shareholders' equity	244,898

Total liabilities and shareholders' equity	$550,218

See accompanying notes to financial statements

LGA HOLDINGS, INC.
Statements of Operations

	For the Years Ended
	June 30,
	2006	2005
Sales and Revenue:
Product sales	$270,071	$226,197
Royalty revenue (Note 4)	66,650	60,000

Total sales and revenues	336,721	286,197

Costs and expenses:
Costs of sales and revenue	183,163	173,207
Stock-based compensation (Note 5)	—	309,756
Research and development	13,779	31,112
General and administrative	309,588	374,512

Total costs of sales and revenues	506,530	888,587

Operating loss	(169,809)	(602,390)

Other income (expense):
Other income	833	15,287
Interest expense	(19,700)	(3,220)
Embezzlement expense, net of recoveries (Note 8)	(72,801)	—

Loss before income taxes	(261,477)	(590,323)

Income tax provision (Notes 1 and 7)	—	—

Net loss	$(261,477)	$(590,323)

Basic and diluted loss per share	$(0.03)	$(0.08)

Weighted average common shares outstanding	8,216,424	7,264,971

See accompanying notes to financial statements

LGA HOLDINGS, INC.
Statement of Changes in Shareholders' Equity

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total

Balance at July 1, 2004	6,779,074	$6,779	$—	$(62,813)	$(56,034)

Sale of shares for cash (Note 2 and 5)	1,340,000	1,340	311,210	—	312,550
Common stock options
granted (Note 5)	—	—	309,756	—	309,756
Net loss	—	—	—	(590,323)	(590,323)
Balance at June 30, 2005	8,119,074	8,119	620,966	(653,135)	(24,051)

Common stock options
exercised at $.695 per share (Note 2)	258,886	259	179,667	—	179,926
Sale of call option (Note 2)	—	—	200,000	—	200,000
Sale of common stock
at $.70 per share (Note 2)	215,000	215	150,285	—	150,500
Net loss	—	—	—	(261,477)	(261,477)

Balance at June 30, 2006	8,592,960	$8,593	$1,150,918	$(914,613)	$244,898

See accompanying notes to financial statements

LGA HOLDINGS, INC.
Statements of Cash flows

	For the Years Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(261,477)		$(590,323)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	15,872		26,237
Stock-based compensation (Notes 2 and 5)	—		309,756
Changes in operating assets and liabilities:
Receivables, inventory and other assets	(65,990)		(36,786)
Payables, deferred income and other liabilities	1,818		(124,853)
Net cash used in
operating activities	(309,777)		(415,969)

Cash flows from investing activities:
Purchase of equipment and other assets	(96,031)		(41,176)

Net cash used in
investing activities	(96,031)		(41,176)

Cash flows from financing activities:
Repayments on long-term debt	—		(10,142)
Proceeds from issuance of common stock	379,926		312,550
Net cash provided by
financing activities	379,926		302,408

Net change in cash and
cash equivalents	(25,882)		(154,737)

Cash and cash equivalents:
Beginning of year	25,882		180,619

End of year	$—		$25,882

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—		$—
Interest	$—		$—

Noncash investing and financing transactions:
Accrued salaries and interest converted to debt	$106,408	$

See accompanying notes to financial statements

LGA HOLDINGS, INC.
Notes to Financial Statements

(1) Organization and summary of significant accounting policies

Organization, basis of presentation and Liquidity

LGA Holdings, Inc. (“LGA”, “We”, “Us” or “Our”) was incorporated in Colorado on April 14, 1998 as Let’s Go Aero, Inc. We develop intellectual property for the automotive, recreation vehicle and recreation industries. We also manufacture and distribute various types of specialty trailers and cargo carrying enhancements as well as related parts, accessories and services for the automobile, recreational vehicle and recreational equipment industries. Our specialty trailers are manufactured by third party vendors and assembled in our facilities in Colorado Springs. We also sell our products directly to end-user customers.

Reverse Acquisition

Effective June 30, 2004, we acquired Tenet Information Services, Inc., a Utah public shell company, in a reverse acquisition in order to access the capital markets to fund our business plans. We exchanged 100 percent of our outstanding shares of common stock for 5,762,214 shares of the common stock of Tenet Information Services, Inc. (“TIS”) in a reverse acquisition. This acquisition has been treated as a recapitalization of LGA, a Colorado corporation, with TIS the legal surviving entity. Since TIS had, prior to recapitalization, minimal assets (consisting principally of cash and receivables) and no operations, the recapitalization has been accounted for as the sale of 1,016,860 shares of LGA common stock for the net assets of TIS. Costs of the transaction have been charged to the period. This acquisition also provided $125,999 in net assets including $164,094 in cash. On May 27, 2005 the shareholders of TIS approved a name change to LGA Inc. When LGA Inc. filed this name change with the State of Utah, the name LGA Inc., was rejected for being in use by another Utah corporation. Pursuant to Utah statute 16-10a-100, LGA’s Board subsequently adopted the name, “LGA Holdings, Inc.” in order to resolve this situation.

In 2004, we changed our year-end from December 31 to June 30.

Going Concern

Inherent in our business are various risks and uncertainties, including our limited operating history, historical operating losses and dependence upon strategic alliances. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We have experienced negative cash flow from operations since our inception and we have expended, and expect to continue to expend, substantial funds to continue our research and development and marketing efforts. As a result, we have suffered recurring losses at June 30, 2006. Based on our current operating plans, management believes that proceeds from future revenues and futures sales of common stock, will be sufficient to meet operating needs for the foreseeable future. The actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control. Lower than anticipated sales of our products or higher than anticipated expenses could require us to need additional financing sooner than expected. There is no assurance that we will be successful in selling additional shares of common stock to the public. Our business plan projects profits in June 2007.

LGA HOLDINGS, INC.
Notes to Financial Statements

Fair Values of Financial Instruments

The carrying values of accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value due to (1) the short-term maturities of these assets and liabilities or (2) their terms.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The more significant estimates are used for such items as: recoverability of inventory and property and equipment, valuation allowance for doubtful accounts, reserves for warranty, and fair valuation of stock options. As better information becomes available or as actual amounts are determinable, the recorded estimates are revised. Ultimate results could differ from these estimates.

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At June 30, 2006, there were no cash equivalents.

Reclassifications

Certain balances for the year ended June 30, 2005, have been reclassified to conform with the current year presentation with no effect on net income. These balances included reclassifying a portion of an officer’s salary to research and development expense and a portion of rent, utilities, and labor to cost of sales.

Concentrations

We purchase our plastic shells from two suppliers. The purchases represented approximately 50% and 59% of cost of sales for the years ended June 30, 2006 and 2005, respectively. Although there are a limited number of manufacturers of plastic shells, management believes that other suppliers could provide similar shells on comparable terms.

During the year ended June 30, 2006, we changed our suppliers and reengineered the designs of certain plastic shells to utilize more efficient plastic forming techniques that simplify the production of the products, strengthen the products and significantly reduce the product’s manufacturing cost.

Accounts Receivable

Trade receivable consists of amounts due from customers, which are mainly end-users and dealers. We consider accounts more than 30 days old to be past due. We allow for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Bad debt recoveries are charged against the allowance account as realized. At June 30, 2006, we considered accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

LGA HOLDINGS, INC.
Notes to Financial Statements

Inventories

Inventories are stated at the lower of cost, as determined on average cost basis, or market. Raw materials consist of the cost of materials required to produce trailers and accessories and to support parts sales and service.

Prepaid expenses

Prepaid expenses primarily include the unamortized portion of annual casualty and third party liability insurance premiums. These premiums are amortized to expense over the insurance year.

Property and Equipment

Property and equipment are stated at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Depreciation is provided for financial reporting purposes using straight-line method over estimated useful lives ranging from 3 to 7 years for machinery, tooling, furniture and equipment.

Certain tooling used to make our plastic shells is held for use at our subcontractors’ facilities in Denver, Colorado.

Intangible Assets

We have patents issued and pending to protect our intellectual property. These patents relate to how cargo can be attached and carried on a vehicle’s hitch receiver, frame, or body surface. Patent costs are amortized on a straight-line basis and charged to amortization expense over the expected useful life of the patent. Costs of patent applications are deferred until the patent is granted. We will begin amortization when the patent is granted.

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

LGA HOLDINGS, INC.
Notes to Financial Statements

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions that could change in the future.

Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset. No impairment charges were recognized during each of the years ended June 30, 2006 and 2005.

Revenue Recognition

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

Product Warranty

Our products are covered by product warranties for one year after the date of sale. At the time of sale, the Company recognizes estimated warranty costs, based on prior history and expected future claims, by a charge to cost of sales and records an accrued liability. The accrued liability is reduced as actual warranty costs are paid and is evaluated periodically to validate previous estimates and known requirements and adjusted as necessary. At June 30, 2006, we have not accrued a reserve for warranty expense as management determined the amount to be immaterial with respect to overall operations and financial position.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses were $13,046 and $9,816 for the years ended June 30, 2006 and 2005, respectively.

Research and Development Expenses

Research and development expenses were incurred in fiscal 2006 and 2005 and totaled $13,779 and $31,112, respectively. R&D costs are expensed as incurred.

LGA HOLDINGS, INC.
Notes to Financial Statements

Income Taxes

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

Stock-based Compensation

We account for stock-based compensation arrangements in accordance with Statement of financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board (“APB”) Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. For options granted prior to the year ended June 30, 2005, the fair value of option grants was determined using the Black-Scholes option-pricing model with a zero volatility assumption. For options granted subsequent to June 30, 2005, the fair value of option grants was determined using the Black-Scholes option-pricing model with volatility assumptions based on actual or expected fluctuations in the price of our common stock.

Generally accepted accounting principles require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option-pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.” We did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense.

We account for stock-based arrangements issued to non-employees using the fair value based method, which calculates compensation expense based on the fair value of the stock option granted using the Black-Scholes option pricing model at the date of grant, or over the period of performance, as appropriate.

Loss Per Share

We report loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share uses the average market price per share when applying the treasury stock method in determining common stock equivalents. However, the Company has incurred operating losses; therefore, there is no variance between the basic and diluted loss per share.

LGA HOLDINGS, INC.
Notes to Financial Statements

New Accounting Pronouncements

SFAS No. 151, “Inventory Costs,” is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS 151 is expected to have an impact on the Company’s financial statements.

 SFAS No. 123(R), “Share-Based Payment,” replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The adoption of SFAS No. 123(R) is expected to have an impact on the Company’s future financial statements.

SFAS No. 153, “Exchanges of Nonmonetary Assets”—an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on the Company’s financial statements.

FIN No. 46(R) revised FIN No. 46, “Consolidation of Variable Interest Entities,” requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. The adoption of FIN No. 46 did not have an impact on the Company’s financial statements.

The Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments’” (“FSP”) which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The Company does not expect the adoption of this consensus or FSP to have a material impact on its financial statements.

The EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share.

LGA HOLDINGS, INC.
Notes to Financial Statements

(2) Related Party Transactions

In 2005, we issued three promissory notes to our officers in exchange for accrued, but unpaid, salaries. The notes payable at June 30, 2006 were:

Notes payable to officers with a borrowing base of
$200,000, interest compounded monthly at
8%, maturing on June 30, 2010	$73,500

Notes payable to an officer with a borrowing base of
$100,000, interest compounded monthly at
8%, maturing on June 30, 2010	18,614

Notes payable to an officer with a borrowing base of
$100,000, interest compounded monthly at
8%, maturing on June 30, 2010	14,294
$106,408

The note balances may be increased by additional compensation deferments and may be decreased by cash payments. Interest expense incurred during the year ended June 30, 2006 was $18,541.

In August 2005, an affiliate exercised its option to purchase 43,148 restricted shares of common stock at the price of $.692 or $29,988.

In January 2006, an affiliate exercised its option to purchase 215,738 restricted shares of common stock at the price of $.695 or $149,938.

In December 2004, we sold 1,250,000 shares of our restricted common stock, callable at $.40 per share through November 2006, to an affiliate for $.20 per share or $250,000. In April 2006, we sold the call option on the 1,250,000 shares for $200,000.

In March 2005, we sold 18,000 shares of restricted common stock to one of our directors, for $12,510 cash at $0.695 per share.

In March 2005, we granted our officers options to purchase a total of 1,000,000 shares of the Company’s common stock. See footnote 5.

LGA HOLDINGS, INC.
Notes to Financial Statements

(3) Balance Sheet Components

Note Receivable

At June 30, 2006, note receivable consisted of:

Unsecured note receivable from an unrelated third
party with interest at 8 percent, with quarterly
installments of $2,000, maturing
in February 2007	$5,770

Inventory

At June 30, 2006, inventory consisted of:

Raw materials	$35,111
Finished goods	124,484
$159,595

Property and Equipment

At June 30, 2006, major classes of property and equipment were:

Leasehold improvements	$4,212
Furniture and fixtures	25,377
Equipment	90,818
Tooling, held offsite	98,575
218,982
Less: accumulated depreciation	(110,810)
$108,172

Depreciation expense during the years ended June 30, 2006 and 2005 totaled $13,517 and $22,957, respectively.

Intangible Assets

At June 30, 2006, intangible assets consisted of:

Patents, net of $18,913 in accumulated
amortization	$44,631
Deferred patent application costs	36,448
$81,079

LGA HOLDINGS, INC.
Notes to Financial Statements

Estimated annual amortization expenses are as follows for years ending June 30:

2007	$3,172
2008	$3,172
2009	$3,172
2010	$3,172
2010	$3,172

Amortization expense during the years ended June 30, 2006 and 2005 totaled $2,314 and $3,280, respectively.

(4) Unearned Revenue

In May 2002, we licensed certain intellectual property to Advanced Accessory Systems, LLC, (AAS) for five years. We received an upfront payment against future royalties of $300,000, which we deferred. For accounting purposes, we reflect the payment in royalty income, pro-rata, over the life of the licenses. In fiscal years 2006 and 2005, respectively, we recognized $60,000 and $60,000 in royalty revenue. The balance of unearned revenue was $55,000 as of June 30, 2006.

(5) Shareholders’ Deficit

Features of Preferred Stock

Our preferred stock may be issued from time-to-time in one or more series. Our Board of Directors is authorized to (1) divide the preferred stock into series; (2) establish the number of preferred shares in a series; and (3) fix and determine the relative rights and preferences of any series of our preferred stock.

Sale of Common Stock

In June 2006, we conducted a private placement offering whereby we sold 215,000 shares of common stock at the price of $.70 per share or $150,500. The investor received for each share purchased, an option until July 31, 2011, to purchase additional shares of common stock at $1.00 per share. At June 30, 2006, we recorded stock subscription receivable in the amount of $150,500 in the accompanying financial statements.

During March 2005, we sold 72,000 shares of restricted common stock to an unrelated third party, for $50,040 cash at $0.695 per share.

Stock Options

A summary of changes in the number of stock options outstanding for the years ended June 30, 2006 and 2005 is as follows:

LGA HOLDINGS, INC.
Notes to Financial Statements

				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at July 1, 2004	1,508,008	1,508,008	$0.70	$0.70	1.22 years
Granted	1,768,000	1,768,000	$0.40 - $1.00	$0.66	8.06 years
Exercised	-	-	$-	$-	N/A
Cancelled/Expired	-	-	$-	$-	N/A
Outstanding at June 30, 2005	3,276,008	3,276,008	$0.40 - $1.00	$0.67	6.39 years

Granted	215,000	215,000	$1.00	$1.00	5.08 years
Exercised.	(258,886)	(258,886)	$-	$-	N/A
Cancelled/Expired	(679,575)	(679,575)	$-	$-	N/A
Outstanding at June 30, 2006	2,552,547	2,552,547	$0.40 - $1.00	$0.70	6.28 years

Stock options - employees

During the year ended June 30, 2005, we granted our officers options to purchase a total of 1,000,000 shares of the Company’s common stock. The options carry exercise price of $0.70 per share and are vested at the date of grant. The Company’s common stock had a market price of $0.51 on the date of grant. As a result, we recognized stock-based compensation of $-0- in accordance with APB 25.

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for the granted stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.60%
Dividend yield	0.00%
Volatility factor	103.120%
Weighted average expected life	Ranging from 1,740 to 3,650 days

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. However, we have presented the pro forma net loss and pro forma basic and diluted loss per common share using the assumptions noted above.

LGA HOLDINGS, INC.
Notes to Financial Statements

	For the Years Ended
	June 30,
	2006	2005
Net income (loss), as reported	$(261,477)	$(590,323)

Pro forma net income (loss	$(261,477)	$(1,048,323)

Basic and diluted net income (loss)
per common share, as reported	$(0.03)	$(0.08)

Pro forma basic and diluted net income
(loss) per common share.	$(0.03)	$(0.14)

The following schedule reflects the calculation of the pro forma compensation expense on employee stock options:

Date of Grant	Number of Options Granted	Total Fair Value	Options Vested Through June 30, 2006	Fair Value Incurred Through June 30, 2006
3/31/2005	1,000,000	$458,000	1,000,000	$458,000

	1,000,000	$458,000	1,000,000	$458,000

Stock options - nonemployees

During the year ended June 30, 2005, we granted five consultants options to purchase a total of 768,000 shares of the Company’s common stock. The options carry exercise price ranging from $0.40 to $0.70 per share and are vested at the date of grant. We determined the fair value of the options ranging from $0.35 to $0.46 per share and recorded stock based compensation of $309,756 in accordance with SFAS 123.

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
Risk-free interest rate.	3.60%
Dividend yield	0.00%
Volatility factor	103.120%
Weighted average expected life	Ranging from 1,740 to 3,650 days

LGA HOLDINGS, INC.
Notes to Financial Statements

(6) Commitments

We lease our office space under a non-cancelable operating lease. On January 2006, we signed an additional non-cancelable operating lease to expand our warehouse space for a period of 17 months. Future minimum lease payments are as follows for the year ending June 30:
2007	$45,605

We recorded rent expense in the amount of $48,167 and $31,003 for the years ended June 30, 2006 and 2005, respectively.

(7) Income Taxes

In tax years prior to June 30, 2005, we operated as an S Corporation. Accordingly, any resulting tax liabilities or tax benefits resulting from operations are those of the individual shareholders. In connection with the termination of S Corporation tax status, the Company determined that there were no deferred income taxes.

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended June 30, 2006 and 2005:

	June 30,
	2006	2005

U.S. statutory federal rate	30.49%	34.00%
State income tax rate	3.22%	3.06%
Deferred income	-7.09%	-3.77%
Net operating loss for which no tax
benefit is currently available	-26.62%	-33.29%
	0.00%	0.00%

At June 30, 2006, deferred tax assets consisted of net tax asset of $69,608 due to net operating loss carryforward for federal income tax purposes of approximately $851,800, which was fully allowed for in the valuation allowance of $69,608. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended June 30, 2006 was $126,907. The net operating loss carryforward will expire through 2026.

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

LGA HOLDINGS, INC.
Notes to Financial Statements

(8) Embezzlement

The Company suffered an embezzlement of $90,180 during the year ended June 30, 2006 and an additional $40,611 for the period from July 2006 through September 28, 2006, the day the embezzlement was discovered. Insurance proceeds, totaling $17,379 collected subsequent to year end but prior to the issuance of the accompanying financial statements, offset the losses for the year ended June 30, 2006. We recorded no additional insurance income, as we are unable to accurately estimate future recoveries at this time. The net loss for the year ended June 30, 2006 was $72,801 and $17,379 is reflected as other receivables in the accompanying financial statements.

We have implemented internal control procedures which we believe will prevent any future losses.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 8A. Controls and Procedures.

LGA’s internal disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) and internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) have not been effective. As part of the audit of the June 30, 2006, financial statements, the auditors discovered indications of embezzlement by the Company’s bookeeper. The embezzled amount was approximately $134,000 and occurred between June, 2005, and October, 2006. .

Internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) should be adequate and effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

LGA did not have formal internal control over financial reporting (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2006, and through September, 2006, when the embezzlement was discovered. The weaknesses in internal controls and procedures that were exploited by the Company’s bookeeper were (1) a lack of segregation of duties over cash management (including credit cards) and (2) insufficient supervision by management over accounting functions.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Management has relied on its auditors and legal counsel for an evaluation of the effectiveness on the Company’s disclosure controls and procedures as well as its internal control over financial reporting under the framework available from the Public Company Accounting Oversight Board, but, as stated in prior Forms 10-KSB and filings with the Securities and Exchange Commission, LGA's Chief Executive Officer and Treasurer had believed that LGA's and Aero's informal controls and procedures were adequate and effective. That assessment, however, has proven to have been ill founded.

As set forth in the Form 10-KSB for the year ended June 30, 2005, LGA's management had planned to review its controls and procedures with the aim of implementing more formal controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act during the first half of fiscal year 2005, but determined that due to the Company's size and amount of revenue, its resources would better serve shareholders if dedicated to more revenue producing activities. Although management stated in its Form 10-KSB for the year ended June 30, 2005, that the restatement of the 2004 financial statements had resulted in a change of management's opinion and discussions were to be held regarding improvements to internal controls and procedures, little change was actually made.

Management has made a full report regarding the embezzlement to the Company’s Board of Directors. In addition, the Company’s auditors have made a similar financial report to the Company and written a letter to management identifying material weaknesses in internal control over financial reporting with recommendations to remedy the problems. Management has implemented the recommendations of its auditors. Management’s report and the letter are included as exhibits to this Form 10-KSB.

Item 8B. Other Information.

None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors serve terms of 1 year or until his or her successor has been elected and qualified.

Name	Age	Position	Director Since

Marty Williams*	45	Chief Executive Officer,	June 2004
		President Director

Sara Williams*	36	Secretary, Treasurer,	June 2004
		Director

Eric Nickerson	54	Director	June 1990

Matthew Drabczyk	46	Vice President Engineering,	May 2006
		Director
__________

* Marty Williams and Sara Williams are husband and wife.
_________

MARTY WILLIAMS, Chief Executive Officer, President, Director. Mr. Williams was appointed to his positions upon the acquisition of Aero by LGA effective June 30, 2004. Mr. Williams has been Chief Executive Officer, President and a Director of Aero since its inception in 1998. At Aero he is responsible for establishing and maintaining the corporate mission and culture. He is responsible for product creation, strategic planning, and the entrepreneurial spirit. He also directs and coordinates Aero's financing to provide funding for new and continuing operations. Mr. Williams' professional experience includes many different areas in the securities industry where he applied his knowledge of small business operations, finance, strategic development and business modeling. As an independent broker at Schneider Securities, Inc., Denver, Colorado, from 1988 to 1991 and again from 1993 to 1999, Marty was principally involved in development of private placement offerings for early stage companies and the subsequent sales of those offerings. From 1991 to 1993 he was a stock broker with RAF Financial, Denver, Colorado. He has a Bachelor of Science in Business Administration, University of South Dakota.

SARA WILLIAMS, Secretary, Treasurer, Director. Ms. Williams was appointed to her positions upon the acquisition of Aero by LGA effective June 30, 2004. Ms. Williams has been Treasurer and a Director of Aero since its inception in 1998. She has been Secretary of Aero since June 30, 2004. At Aero Ms. Williams manages daily business flow, business development, product inquiries, marketing, promotions, account management, dealer relations, sales and customer service, order fulfillment, shipping and accounting. Mrs. Williams' professional experience includes many areas in sales, advertising, software development, operations, and product development. She has been involved in direct sales, account management and start-up business management in the areas of print advertising, new business development, customer relations, and marketing. At Sunset Publishing Corporation, Menlo Park, California, as a Direct Sales Representative from 1993 to 1995 and 1996 to 1998, Mrs. Williams was responsible for generating sales of new advertising programs and account management. While working for Saligent, Inc., Colorado Spring, Colorado for a short period in 1995, Mrs. Williams was occupied with inside sales management, program development, supervision and training. She has a Bachelor of Arts in Political Science, The Colorado College.

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

MATTHEW DRABCZYK has served as Vice President and Director of LGA since May, 2006. Mr. Drabczyk has been President of Restaurant Interiors, Inc. for more than five years where he is responsible for sales, engineering and accounting. Restaurant Interiors constructs and installs commercial dining facilities.

Audit Committee

LGA does not have an audit committee and neither LGA nor Aero have a financial expert on their respective Boards of Directors or as an employee. LGA's Board of Directors acts as its audit committee. LGA is a company with annual revenue of less than $350,000 and its accounting is relatively simple. Therefore, the Company's management did not believe having a financial expert offered shareholders much benefit considering the costs that would have been involved. See Item 8A, above. None of the Board of Directors is independent as defined in Rule 10A-3 of the Exchange Act.

Compliance With Section 16(a) of the Exchange Act

The following table sets forth information determined by LGA with respect to the indicated person's requirements to file Forms 3, 4 and 5 for LGA's most recent fiscal year.

Name	Number of Late Reports	Number of Transactions That Were Not Reported	Known Failures to File

Eric Nickerson	0	2	3

Third Century II	0	2	3

Code of Ethics

LGA has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has only 4 full time employees and limited revenues. Its two principal officers, majority shareholders and half of the Board of directors are husband and wife. Mr. & Mrs. Williams do not believe that the Company presently needs written standards that are reasonably designed to deter wrongdoing and to promote:

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

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation
LGA
Marty Williams CEO (1)	2006	48,000	0	0	0	0	0	0

	2005	48,000	0	0	0	500,000	0	0

	2004	48,000	0	0	0	64,722	0	0

Note:

(1.) Marty Williams was CEO of Aero for the entire fiscal years 2003 and 2004. Aero was not a registered company during that period. Mr. Williams became CEO of LGA effective June 30, 2004, under the terms of the Acquisition Agreement by which LGA acquired Aero. Aero is a wholly owned subsidiary of LGA.

The following table contains information regarding the value of stock options and freestanding SARs outstanding at the end of the last completed fiscal year held by the named executive officers.

Aggregate Option/SAR Exercises in Last Fiscal Year and F-Y End Option SAR Values
Name		Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at F-Y End Exercisable/Unexercisable
Marty Williams (1),	CEO	0	0	500,000 / 0	650,000 / 0

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans
approved by security
holders	1,000,000	0.70	500,000

Equity compensation plans
not approved by security
holders	983,739	0.622

Total	1,983,739	0.662	500,000

Of the 983,739 securities listed as not approved by security holders, 200,000 were issued to Matthew Drabczyk (a Director of the Company and Vice President of Engineering, before he took either position with the Company) as partial compensation for his prior engineering efforts on behalf of the Company. The balance were issued to six other individuals or companies as partial compensation for services.

The following table contains information as of June 30, 2006, summarizing the beneficial ownership of LGA common stock by (1) each person known to LGA to be the beneficial owner of more than 5% of its issued and outstanding common stock, (2) LGA's executive officers and directors individually, and (3) all LGA's executive officers and directors as a group. Except as stated in the footnotes to the table, each of these persons exercises sole voting and investment power over the shares of common stock listed for that person.

Name and Address	Position	Number of LGA Common Shares Held	Percentage of Outstanding Share Held

Marty Williams 1, (2)	President, Chief	2,854,999	29.8%
5565 Teakwood Terrace	Executive Officer,
Colorado Springs, CO 80918	Director

Sara Williams 1, (3)	Secretary,
5565 Teakwood Terrace	Treasurer,	2,854,999	29.8%
Colorado Springs, CO 80918	Director

Eric J. Nickerson (4)
1711 Chateau Ct.	Director	3,383,560	39.4%
Fallston, MD 21047

Matthew Drabczyk (5)	Vice President
Restaurant Interiors	Engineering,
5530 Joliet St.	Director	458,886	7.4%
Denver, CO 80239

All Officers and Directors as a Group (3 persons) (6)	NA	6,697,445	68.4%

Floyd Murray
13020 Caraway Dr.	NA	1,788,610	20.3%
Sun City West, AZ 85375

Matthew Tynan
Tynan's VW
700 S. Havana	NA	488,389	5.7%
Denver, CO 80012

Third Century II
1711 Chateau Ct.	NA	3,229,403	37.6%
Falston, MD 21047

Notes to Table:

(1) Sara Williams and Marty Williams are husband and wife.

(2) Includes 1,854,999 shares owned as joint tenant with Sara Williams, options to acquire 500,000 shares and options to acquire 500,000 shares owned by Sara Williams.

(3) Includes 1,854,999 shares owned as joint tenant with Marty Williams, options to acquire 500,000 shares and options to acquire 500,000 shares owned by Marty Williams.

(4) Includes 3,229,403 shares owned by Third Century II. Mr. Nickerson is Senior Partner of the investment company Third Century II. Mr. Nickerson disclaims beneficial ownership of all of the shares and options owned by Third Century II.

(5) Includes options to acquire 200,000 shares.

(6) The Directors are Marty Williams, Sara Williams, Eric J. Nickerson and Matthew Drabczyk and includes the shares deemed directly or indirectly beneficially owned by each of them.

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

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits.

Exhibit
Number                Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications - CEO

31.2	Rule 13a-14(a)/15d-14(a) Certifications - CFO

32.1	Certification Pursuant To 18 U.S.C. Section. 1350 - CEO

32.2	Certification Pursuant To 18 U.S.C. Section. 1350 - CFO

99.1	Report of Management Regarding Embezzlement

99.2	Auditor’s Letter to Management

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for the audit of LGA's and Aero's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $11,720 for 2005 and $16,296 for 2006.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of Schedule 14A were $-0- for 2005 and $-0- for 2006.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $-0- for 2005 and $-0- for 2006.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A were $-0-for 2005 and $-0- for 2006.

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

LGA Holdings, Inc.
(Registrant)
By: /s/ Marty Williams
Marty Williams, Chief Executive Officer, President
Date October 25, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Marty Williams
Marty Williams, Chief Executive Office, Director
Date October 25, 2006

By: /s/ Sara Williams
Sara Williams, Treasurer (principal financial officer), Director
Date October 25, 2006

By: /s/ Eric Nickerson
Eric Nickerson, Director
Date October 25, 2006

By: /s/ Matthew Drabczyk
Matthew Drabczyk, Director
Date October 25, 2006