Form 10QSB
period 2006-09-30
LGA Holdings, INC
filed 2006-11-20
CIK 845696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  ______ to  ______

LGA HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Utah	0-18113	87-0405405
(State or other jurisdiction	(Commission	I.R.S. Employer
of incorporation or organization)	File No.)	Identification Number

        3380 North El Paso Street, Suite G, Colorado Springs, Colorado 80907
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number including area code:  (719) 630-3800

NO CHANGE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):     Large accelerated filer []      Accelerated filer  []       Non-accelerated filer [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ X ]    No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,592,960 shares of common stock outstanding as of November 30, 2006.

Transitional Small Business Disclosure Format:  Yes [ X ]    No [ X ]

LGA HOLDINGS, INC.
Index to Financial Statements
(Unaudited)

Page

Condensed Balance Sheet at September 30, 2006	F-1

Condensed Statements of Operations for the three months ended
September 30, 2006 and 2005	F-2

Condensed Statement of Changes in Shareholders' Equity for the period from
July 1, 2006 through September 30, 2006	F-3

Condensed Statements of Cash Flows for the three months ended
September 30, 2006 and 2005	F-4

Notes to Condensed Financial Statements	F-5

LGA HOLDINGS, INC.
Condensed Balance Sheet
September 30, 2006
(Unaudited)

Assets
Current assets:
Cash	$18,889
Account and notes receivable	53,307
Inventory, at lower of cost or market	163,710
Prepaid expenses and other	5,904

Total current assets	241,810

Property and equipment, net	255,008
Accumulated depreciation	(119,460)
Intangible Assets	99,992
Accumulated amortization	(19,899)
Other assets	2,605

Total assets	$460,056

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$121,742
Unearned revenue	42,088
Accrued payroll	114,471

Total liabilities	278,301

Shareholders’ equity
Common stock	8,593
Additional paid-in capital	1,157,396
Accumulated deficit	(984,234)

Total shareholders' equity	181,755

Total liabilities and shareholders' equity	$460,056

See accompanying notes to financial statements

LGA HOLDINGS, INC.
Condensed Statements of Operations
(Unaudited)

	Three months ended
	September 30,
	2006	2005

Sales and revenue.	$117,015	$123,037

Costs of revenue	54,667	53,730
Research and development	10,944	3,623
Selling, general and administrative	118,014	80,479

Total operating expenses	183,625	137,832

Operating loss	(66,609)	(14,795)

Other income (expense):
Other income	115	761
Interest expense	(704)	(2,420)
Embezzlement expense, net of recoveries	(14,485)	—

Loss before income taxes	(81,683)	(16,454)

Income tax provision (Note 2)	—	—

Net loss	$(81,683)	$(16,454)

Basic and diluted loss per share	$(0.01)	$(0.00)

Number of weighted average common shares
outstanding	8,592,960	8,140,648

See accompanying notes to financial statements

LGA HOLDINGS, INC.
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at July 1, 2006	8,592,960	$8,593	$1,150,918	$(914,613)	$244,898

Adjustment for uncorrected immaterial financial statement differences	—	—	—	12,062	12,062
Contributed interest	—	—	6,478	—	6,478
Net loss	—	—	—	(81,683)	(81,683)

Balance at September 30, 2006	8,592,960	$8,593	$1,157,396	$(984,234)	$181,755

See accompanying notes to financial statements

LGA HOLDINGS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended
	September 30,
	2006	2005

Net cash used in operating activities	$(95,964)	$(36,164)

Cash flows from investing activities:
Purchase of equipment and other assets	(35,647)	—

Net cash used in investing activities	(35,647)	—

Cash flows from financing activities:
Proceeds from sale of common stock	150,500	29,988

Net cash provided byfinancing activities	150,500	29,988

Net change in cash	18,889	(6,176)

Cash, beginning of period	—	25,882

Cash, end of period	$18,889	$19,706

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$—	$—

See accompanying notes to financial statements

LGA HOLDINGS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 1: Basis of presentation

The condensed financial statements presented herein have been prepared by our Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated June 30, 2006, and should be read in conjunction with the notes thereto.

In our opinion, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited. The unaudited interim financial information presented herein has been prepared by the Company in accordance with the policies in its audited financial statements for the period ended June 30, 2006 and should be read in conjunction with the notes thereto.

The accompanying statements of operations and cash flows reflect the three-month period ended September 30, 2006. The comparative figures for the three-month period ended September 30, 2005 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instrument used. Statement 123 (R) covers a wide range of share based compensation arrangements including share options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123 and supersedes APB25. The Company applied Statement 123(R) beginning July 1, 2006. The adoption of Statement 123(R) did not have a significant impact on the Company's overall results of operations or financial position as it has no stock based payments as of September 30, 2006 or for any of the periods then ended.

In July 2006, the FASB finalized and issued Interpretation No. 48 (“FIN 48”), entitled “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 will be effective as of the beginning of the Company’s fiscal year ending December 31, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

LGA HOLDINGS, INC.
Notes to Condensed Financial Statements
(Unaudited)

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has evaluated the impact of adopting SAB 108 on its financial statements as discussed in Note 2.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”) entitled “Fair Value Measurements”, to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. This statement provides guidance related to the definition of fair value, the methods used to measure fair value and disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

Note 2: Related Party

Reclassification of Notes Payable

As of September 30, 2006, our Board of Directors approved the reclassification of $87,867 from notes payable to officers to accrued payroll. Accrued interest related to the notes payable in the amount of $6,478 as of June 30, 3006 was forgiven by the officers and recorded as contributed capital and is shown in the accompanying condensed financial statements.

Note 3: Income taxes

We record income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. We have incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4: Inventory

Inventory consists of raw materials and finished inventory, which have been accounted for at lower of cost or market. We have made provision for inventory obsolescence, as our management has deemed this necessary.

Raw materials	$135,722
Finished goods	27,988
$163,710

LGA HOLDINGS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 5: Embezzlement

During the three months ended September 30, 2006, the former bookkeeper embezzled an additional $35,085 and known recoveries of $20,600 have been netted against the embezzlement losses during this period. Embezzlement expense in the amount of $14,485 is shown on the accompanying condensed financial statements.

The company has implemented internal control procedures to prevent any future losses.

Note 6: Adjustment for Immaterial Uncorrected Financial Statement Differences

During the three months ended September 30, 2006, we evaluated and quantified accumulated immaterial uncorrected financial statement differences in accordance with SAB 108, as follows:

	Financial Statements Effect
	Amount of Over (Under) Statement of:
	Total Assets	Total Liabilities	Working Capital	Equity	Net Loss

Inventory	$(7,658)	$-	$-	$-	$7,658
Accrued interest	-	12,062	-	-	(12,062)
Total	(7,658)	12,062	-	-	(4,404)
Less Audit Adjustments Subsequently Booked					-
Net Unadjusted
Audit Differences—June 30, 2006	(7,658)	12,062	-	-	(4,404)
Effect of Unadjusted Audit Differences—Prior Years					-
Net Audit Differences	$(7,658)	$12,062	$-	$-	$(4,404)

During the year ended June 30, 2006, basic accounting errors were made and were left uncorrected as they were considered immaterial to our overall financial statements. The overstatement of interest expense is corrected in the current quarter as an adjustment to the opening balance of retained earnings in the accompanying condensed financial statement. The difference in inventory was subsequently adjusted through our physical inventory count during the three months ended September 30, 2006.

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

Results of Operations

	1Q 07	1Q 06
Revenue	117,015	123,037

Cost of Revenue	54,667	53,730

SGA	118,014	80,479

Net Loss	(81,683)	(16,454)

First Quarter 2007 Compared with First Quarter 2006

During the first Quarter of Fiscal 2007, the Company had revenues of $117,015, which represented a decrease of $6,022 or 5% over the comparable quarter's revenue of $123,037. During the first quarter of Fiscal 2006 the Company had $46,251 of GearWagon trailer sales compared to -0- for the first quarter of Fiscal 2007.

Cost of revenue increased $937 or 2% from $53,730 in 2006 to $54,667 in2007.

Gross margin on product sales decreased to 53% for the current quarter from 56% during last year’s first Quarter.

SG&A expenses increased to $118,014 for the current Quarter, compared to $80,479 for last year’s comparable Quarter. Of the 47% or $37,535 increase in SG&A expenses, approximately $14,485 is attributable to the 2007 first quarter impact of the prior reported employee embezzlement, with $19,300 of the balance attributable to higher depreciation, accounting and legal fees.

Net loss for the current quarter was ($81,683) or ($0.01) per share as compared to ($16,454) or ($0.00) per share for the Quarter ended Sept. 30, 2005.

As of September 30, certain internal controls and procedures regarding inventory management which the Company decided to implement as a result of our 2006 audit are not yet complete.  As a result, certain of our inventory accounts do not reconcile.  We expect these implementations to be completed in the current quarter.

Liquidity and Capital Resources

The Company's cash position decreased from $19,706 at September 30, 2005 to $18,889 at September 30, 2006. During the first quarter of Fiscal 2007, the Company used $95,964 of cash to fund its operating activities. And used $35,647 for the purchase of tooling and patent related expenses.

LGA Capital Requirements

The Company reported shareholder equity of $181,755 as of September 30,2006, as compared with a deficit of ($10,517) as of September 30, 2005.

The Company will need additional capital in order to achieve and sustain profitable operations. LGA has a history of obtaining growth capital from three sources, 1) equity sales, 2) product margin 3) licensing revenue. LGA prefers to obtain operating capital from operating margin and licensing revenue. LGA has opportunities, exclusive of equity sales, to generate the capital required for growth from licensing revenue.

The Company is working on several product licensing opportunities that, if completed, have the potential to generate significant operating capital for our business. However, no assurance can be given as to whether these discussions will result in a completed transaction, nor can the Company give any assurances as to the timing or financial magnitude of these transactions.

During and subsequent to the end of the first quarter of Fiscal 2007, the company negotiated and signed a memorandum of understanding with AutoTek Group, Inc. for the manufacture and sale of the Company's LittleGiant Trailer system. AutoTek Group, Inc. is the majority shareholder in a China-based trailer and trailer component manufacturing joint venture, AutoTek China. Please review the AutoTek China web site: http://www.autotekchina.com/ AutoTek debuted a seven foot version of the LittleGiant Trailer (LGT-7) at the October 15th Canton Fair in Guangzhou, China and LGA debuted the same product at the Specialty Equipment Manufacturers Association Show (SEMA Show) October 30th in Las Vegas. The Company's LGT-7 brochure can be viewed at LGA's web site: www.letsgoaero.com. The Company's LGT-7 design generated a significant response for AutoTek in China and for LGA in North America. LGA has patents issued and patents pending that protect the intellectual property contained in the LittleGiant line of kit trailers.

During the first quarter of fiscal 2007, the Company finalized the design, engineering and tooling of the new GearWagon 125 (GW-125) trailer. Subsequent to the end of the Quarter, the Company debuted GW-125 at the October 30th SEMA Show in Las Vegas to a favorable response. Please visit LGA's website to view images of this new design. LGA has patents issued and pending that protect the novel aspects of GearWagon 125. LGA is in receipt of orders for GearWagon 125. LGA is discussing production and sales licenses with several RV industry manufacturers for various versions of GearWagon 125.

Immediately subsequent to the end of the first quarter of fiscal 2007, the Company was notified by the U.S. Patent and Trade Office that the Company's "GullWing" and "FoldOut" patent claims for expandable space have been allowed and will issue in the near term. LGA is in discussions with several RV industry manufacturers interested in licensing the GullWing/FoldOut IP for inclusion with their new product offerings.

The Company is experiencing a growing level of product interest from consumers, dealers, distributors and OEM's. The Company displayed product at the October, 2006 SEMA show and the Company's products received a favorable response.

The Company has Silent Hitch Pin, TwinTube-UBI, GearDeck and GearSpace inventory available for immediate shipment. The Company's LGT-7, GearWagon 125 and GearCage products will not be available until early 2007.

The Company will incur costs to complete LGT-7, GW-125 and GearCage, and will need financial resources greater than it currently possesses to pay for the initial inventory of these products. The Company can provide shareholders with no assurance the capital needed to complete this process will be forthcoming on terms acceptable to shareholders.

LittleGiant Trailer System

LGA is in receipt of international interest and order indications for LGT-7 trailer kits.

LGA has several manufacturers interested in producing the LGT line in China. LGA initially showed two early LGT models at the April, 2005 Canton Fair with our partner AutoTek Group, Inc. New York. During the month of April, 2005, rules changed in China making it legal for Chinese citizens to tow trailers with a Gross Vehicle Weight Rating(GVWR) of less than 700 kilo's (~1,500 pounds) on China roads. Currently, the Chinese towing requirements and trailer standards are being promulgated and there is a growing level of interest in China for lightweight trailer designs. These circumstances provide LGA with a unique opportunity to manufacture and sell LGT's in China and for export.

If LGT production occurs as expected and with acceptable quality, LGA expects to see an increase in revenue and gross margin from LGT sales.

The LGT trailer line is one elemental part of a three product family featuring a new shipping crate design (GearCrate) that is re-useable or re-fittable to be the mobility trailer (LittleGiant Trailer) for whatever is being shipped, with the trailer ultimately configurable as a novel camping system (GullWing/FoldOut), among other features. Whether LGA derives economic benefit from these designs cannot be forecast.

Subsequent to the October, 2006 Canton Fair, AutoTek China is in receipt of interest for LGA's GearCrate/LGT design from China/Asia based equipment manufacturers. The impact of this interest cannot be forecast at this time.

It will take time and capital to convert this interest into product sales and/or licensing revenue. Therefore, even though the Company anticipates higher sales revenue going forward, it is not able to forecast when its sales volume will be sufficient to support the Company's operating expenses. LGA will pursue additional operating capital from either finance or licensing-related sources. There can be no assurance as to whether we will be successful at generating the additional operating capital we will need from either of these sources.

While a portion of the current liabilities, approximately $114,471, is owed to present officers and/or directors, there can be no assurance that these officers/directors will not seek payment in the near term.

Inflation has not had a significant impact on the Company's operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LGA Holdings, Inc (Registrant)

Date: November 20, 2006	By:	/s/ Marty Williams
Marty Williams Chief Executive Officer, President