Form 10QSB
period 2006-12-31
LGA Holdings, INC
filed 2007-02-15
CIK 845696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,377,960 shares of common stock outstanding as of February 15, 2007

Transitional Small Business Disclosure Format:  Yes [ X ]    No [ X ]

LGA HOLDINGS, INC.
Index to Financial Statements
(Unaudited)

Page

Condensed Balance Sheet at December 31, 2006	F-1

Condensed Statements of Operations, for the six months ended
December 31, 2006 and 2005 and for the three months ended
December 31, 2006 and 2005	F-2

Condensed Statement of Changes in Shareholders' Deficit for
the period from July 1, 2006 through December 31, 2006	F-3

Condensed Statements of Cash Flows, for the six months ended
December 31, 2006 and 2005	F-4

Notes to Condensed Financial Statements	F-5

LGA HOLDINGS, INC.
Condensed Balance Sheet
December 31, 2006
(Unaudited)

Assets
Current assets:
Cash	$100,327
Account and notes receivable	4,369
Inventory, at lower of cost or market (Note 4)	104,170
Prepaid expenses	1,914

Total current assets	210,780

Property and equipment	255,186
Accumulated depreciation	(125,460)
Intangible Assets	97,535
Accumulated amortization	(20,501)
Other assets	2,604

Total assets	$420,144

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$81,392
Unearned revenue	27,088
Accrued payroll and other liabilities	132,167

Total current liabilities	240,647

Long-term liabilities:
Notes payable, related party (Note 2)	60,000
Total liabilities	300,647

Shareholders’ equity:
Common stock	8,808
Additional paid-in capital …	1,307,181
Accumulated deficit	(1,196,492)

Total shareholders' equity	119,497

Total liabilities and shareholders' equity	$420,144

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statements of Operations
(Unaudited)

	Six months ended		Three months ended
	December 31,		December 31,
	2006	2005	2006	2005

Sales and revenue	$167,428	$168,085	$50,413	$45,048

Costs of revenue	85,993	85,666	31,326	31,936
Research and development	70,314	3,743	59,370	120
Selling, general and administrative	258,025	141,730	140,011	61,251

Total operating expenses	414,332	231,139	230,707	93,307

Operating loss	(246,904)	(63,054)	(180,294)	(48,259)

Other income (expense):
Other income	193	1,289	78	528
Interest expense	(2,466)	(6,183)	(1,762)	(3,763)
Embezzlement expense, net of recoveries	(44,764)	—	(30,279)	—

Loss before income taxes	(293,941)	(67,948)	(212,257)	(51,494)

Income tax provision	—	—	—	—

Net loss	$(293,941)	$(67,948)	$(212,257)	$(51,494)

Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.02)	$(0.01)

Number of weighted average common shares
outstanding	8,603,198	8,144,963	8,628,793	8,162,222

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at July 1, 2006	8,592,960	$8,593	$1,150,918	$(914,613)	$244,898

Adjustment for uncorrected immaterial
financial statement differences (Note 2)	—	—	—	12,062	12,062
Contributed interest (Note 2)	—	—	6,478	—	6,478
Sale of stock for cash (Note 2)	215,000	215	149,785	—	150,000
Net loss	—	—	—	(293,941)	(293,941)

Balance at December 31, 2006	8,807,960	$8,808	$1,307,181	$(1,196,492)	$119,497

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended
	December 31,
	2006	2005

Net cash used in operating activities	$(73,848)	$(55,870)

Cash flows from investing activities:
Purchase of equipment and other assets	(35,825)	—

Net cash used in investing activities	(35,825)	—

Cash flows from financing activities:
Proceeds from notes payable, related party	60,000
Proceeds from sale of common stock	150,000	29,988

Net cash provided byfinancing activities	210,000	29,988

Net change in cash	100,327	(25,882)

Cash, beginning of period	—	25,882

Cash, end of period	$100,327	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$—	$—

See accompanying notes to condensed financial statements

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

The accompanying statements of operations and cash flows reflect the six-month and three-month period ended December 31, 2006. The comparative figures for the six-month and three-month period ended December 31, 2005 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

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

Note 2: Related Party

Notes Payable, related party
During the three months ended 31 December 2006, the Company borrowed a total of $60,000 from Marty and Sara Williams, both of whom are company officers, directors, and shareholders. The loan was made in the form of an unsecured promissory note maturing on June 30, 2010, bearing 8% annual interest. All accrued interest and principal will be paid at maturity. The note carries no penalty for early extinguishment. No commissions were paid in connection with this transaction.

LGA HOLDINGS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Stock sold for cash
During the three months ended 31 December 2006, the Company raised $150,000 in a private placement equity offering. The buyer was Third Century II, an investment partnership controlled by Eric Nickerson. Mr. Nickerson is an officer, director, and shareholder of the Company. Third Century II received 215,000 shares of common stock, plus a warrant to purchase up to 215,000 shares of the Company’s common stock from the Company at a price of $1.00 per share. The option expires on January 31, 2012. No commissions were paid in connection with this transaction.

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

[Missing Graphic Reference]

At December 31, 2006, the Company reduced the carrying value of inventory by approximately $58,000 to a lower-of-cost-or-market basis for inventory items that management considered excessive, obsolete or slow-moving.

Note 5: Embezzlement

During the three months ended December 31, 2006, a credit card company reversed a $30,559 insurance settlement that it had credited to the Company’s account in the previous quarter. As a result, the Company recognized a $30,559 embezzlement loss in the current quarter.

Note 6: Subsequent Event

In January 2007, a former employee of the Company exercised stock options to acquire 100,000 newly issued common shares at a price of $.70 per share. Proceeds were $70,000.

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

Results of Operations
	Six Months Ended
	December 31,

	2006	2005
Revenue	167,428	168,085

Cost of Revenue	85,993	85,666

SGA	258,025	141,730

R & D	70,314	3,743

Other Income(expense)	193	1,289

Interest Expense	(2,466)	(6,183)

Net Loss	(293,941)	(67,948)

Six Months Ended December 31, 2006, Compared with Six Months Ended December 31, 2005

During the first six months of Fiscal 2007, the Company’s revenue was steady at $167,428, compared to $168,085 in revenue for the similar period of Fiscal 2006. During the current period the Company’s sales resulted primarily from inquiries generated by our web site and customer referrals.

Cost of revenue for the six months ended December 31, 2006, was $85,993 compared to $85,666 for the 2005 period.

Gross margin on product sales of 49% for the current period remained unchanged as compared to the prior year’s gross margin results.

SG&A expenses increased to $258,025 for the six months ended December 31, 2006, compared to $141,730 for the comparable period of 2005. The increase in SG&A expenses for the current six-month period is primarily attributable to the one-time costs associated with a former bookkeeper’s embezzlement of Company resources. These expenses include the financial impact of the financial crimes themselves, investigation, remediation and ongoing efforts toward corporate recovery. The Company expects a decrease in SGA expenses associated with the embezzlement during the second half of fiscal 2007.

Research and Development expense for the six months ended December 31, 2006 was $70,314 compared to $3,743 for the prior period. The $66,571 increase in R&D costs during the second half of 2006, is attributable to the one-time expensing of accumulated prototype product not necessarily intended to be resold and the allocation of office and employee overhead used in the creative process.

Net loss for the six months ended December 31, 2006, increased to ($293,941) or ($0.03) per share as compared to ($67,948) or ($0.01) per share for the six months ending December 31, 2005, primarily due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased from $-0- at December 31, 2005 to $100,327 at December 31, 2006. During the first half of fiscal 2007, the Company used
$73,848 of cash to fund its operating activities.

LGA Capital Requirements

During the six months ended December 31, 2006, an affiliated shareholder purchased $150,000 of the Company’s securities at $0.70 per share. Subsequent to the end of the December, 2006 quarter, an existing LGA shareholder exercised 100,000 options for 100,000 shares of restricted common stock equal to $70,000 or $0.70 per share. During the December, 2006 Quarter, the Company issued a $60,000 promissory note to an affiliated shareholder in exchange for a $60,000 operating loan.

During the 2006, calendar year the Company successfully retooled two of its marquee GearManagement solutions: GearSpace 34 and GearWagon 125.

The Company has ordered initial production of the LittleGiant Trailer 7 (LGT-7) design from AutoTek Group, New York, an LGA licensee and vendor. The LGT design has generated adequate market interest to begin manufacturing the design in commercial quantities. LGA expects to begin selling LGT’s from this production during the Spring of 2007.

The Company’s new GearWagon 125 design is expected to be available for sale beginning with April of 2007. The Company is discussing the GearWagon 125 design with several recreational product related entities regarding the potential for branding or co-development efforts.

The Company was recently notified by the U.S. Patent and Trade office that its GullWing and FoldOut claims will issue on February 20, 2007 with the patent number 7,178,857.

The Company is working on several product licensing opportunities, that if completed, have the potential to generate significant growth capital for our business. However, no assurance can be given as to whether these discussions will result in a completed transaction, nor can the Company give any assurances as to the timing or financial magnitude of these transactions.

The Company is experiencing a growing level of product interest from consumers, dealers and OEM's. It will take time and capital to convert this interest into product sales and/or licensing revenue. Therefore, even though the Company anticipates increasing sales revenue going forward, it is not able to forecast when its sales volume will be sufficient to support the Company's operating expenses.

LGA is pursuing additional growth capital from finance and/or licensing related sources. There can be no assurance given as to whether LGA will be successful at generating the additional growth capital it will need from either of these sources.

While a portion of the current liabilities, approximately $193,000, is owed to present officers and/or directors, there can be no assurances that these officers/directors will not seek payment in the near term.

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

LGA Holdings, Inc (Registrant)

Date: February 15, 2007	By:	/s/ Marty Williams
Marty Williams Chief Executive Officer, President