Form 10QSB
period 2007-03-31
LGA Holdings, INC
filed 2007-05-11
CIK 845696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,972,960 shares of common stock outstanding as of April 2007

Transitional Small Business Disclosure Format:  Yes [ X ]    No [ X ]

LGA HOLDINGS, INC.
Index to Financial Statements
(Unaudited)

Page

Condensed Balance Sheet at March 31, 2007	3

Condensed Statements of Operations, for the nine months ended
March 31, 2007 and 2006 and for the three months ended
March 31, 2007 and 2006	4

Condensed Statement of Changes in Shareholders' Deficit for
the period from July 1, 2006 through March 31, 2007	5

Condensed Statements of Cash Flows, for the nine months ended
March 31, 2007 and 2006	6

Notes to Condensed Financial Statements	7

LGA HOLDINGS, INC.
Condensed Balance Sheet
March 31, 2007
(Unaudited)

Assets
Current assets:
Cash	$26,187
Accounts receivable	40,943
Inventory, at lower of cost or market (Note 4)	135,739
Prepaid expenses	22,914

Total current assets	225,783

Property and equipment	276,305
Accumulated depreciation	(127,002)
Intangible Assets	97,535
Accumulated amortization	(20,501)
Other assets	2,604

Total assets	$454,724

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$68,981
Unearned revenue	11,122
Accrued payroll and other liabilities	140,812

Total current liabilities	220,915

Notes payable (Note 2)	60,000

Total liabilities	280,915

Shareholders’ equity:
Common stock	8,933
Additional paid-in capital	1,697,056
Accumulated deficit	(1,532,180)

Total shareholders' equity	173,809

Total liabilities and shareholders' equity	$454,724

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statements of Operations
(Unaudited)

	Nine months ended		Three months ended
	March 31,		March 31,
	2007	2006	2007	2006

Sales and revenue	$287,025	$236,985	$119,597	$68,900

Costs of revenue	146,660	114,727	60,667	29,061
Research and development	75,499	3,861	5,185	118
Share-based compensation (Note 5)	288,750	—	288,750	—
Selling, general and administrative	356,732	255,244	98,707	111,685

Total operating expenses	867,641	373,832	453,309	140,864

Operating loss	(580,616)	(136,847)	(333,712)	(71,964)

Other income (expense):
Other income	230	671	37	(346)
Interest expense	(4,479)	(5,911)	(2,013)	(1,829)
Embezzlement expense, net of recoveries	(44,764)	—	—	—

Loss before income taxes	(629,629)	(142,087)	(335,688)	(74,139)

Income tax provision	—	—	—	—

Net loss	$(629,629)	$(142,087)	$(335,688)	$(74,139)

Basic and diluted loss per share	$(0.07)	$(0.02)	$(0.04)	$(0.01)

Number of weighted average common shares
outstanding	8,654,627	8,182,357	8,912,127	8,377,960

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at July 1, 2006	8,592,960	$8,593	$1,150,918	$(914,613)	$244,898

Adjustment for uncorrected immaterial
financial statement differences (Note 7)	—	—	—	12,062	12,062
Contributed interest (Note 2)	—	—	6,478	—	6,478
Sale of stock for cash (Note 5)	340,000	340	250,910	—	251,250
Common stock options granted	—	—	288,750	—	288,750
Net loss	—	—	—	(629,629)	(629,629)

Balance at March 31, 2007	8,932,960	$8,933	$1,697,056	$(1,532,180)	$173,809

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	March 31,
	2007	2006

Net cash used in operating activities	$(227,918)	$(115,804)

Cash flows from investing activities:
Purchase of equipment and other assets	(57,145)	(84,732)

Net cash used in investing activities	(57,145)	(84,732)

Cash flows from financing activities:
Proceeds from notes payable, related party	60,000	—
Proceeds from sale of common stock	251,250	179,926

Net cash provided by financing activities	311,250	179,926

Net change in cash	26,187	(20,610)

Cash, beginning of period	—	25,882

Cash, end of period	$26,187	$5,272

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest.	$2,575	$5,911

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
The accompanying statements of operations and cash flows reflect the nine-month and three-month period ended March 31, 2007. The comparative figures for the nine-month and three-month period ended March 31, 2006 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

Note 2: Related Party

Notes Payable, related party
During the nine months ended March 31, 2007, the Company borrowed a total of $60,000 from Marty and Sara Williams, both of whom are company officers, directors, and shareholders. The loan was made in the form of an unsecured promissory note maturing on June 30, 2010, bearing 8% annual interest. All accrued interest and principal will be paid at maturity. The note carries no penalty for early extinguishment. No commissions were paid in connection with this transaction.

Stock sold for cash
During the nine months ended March 31, 2007, the Company raised $150,000 in a private placement equity offering. The buyer was Third Century II, an investment partnership controlled by Eric Nickerson. Mr. Nickerson is an officer, director, and shareholder of the Company. Third Century II received 215,000 shares of common stock, plus a warrant to purchase up to 215,000 shares of the Company’s common stock from the Company at an exercise price of $1.00 per share. The option expires on January 31, 2012. No commissions were paid in connection with this transaction.

Reclassification of Notes Payable
As of September 30, 2006, our Board of Directors approved the reclassification of $87,867 from notes payable to officers to accrued payroll. Accrued interest related to the notes payable in the amount of $6,478 as of June 30, 3006 was forgiven by the officers and recorded as contributed capital and is shown in the accompanying condensed financial statements.

Stock Options
In March 2007, the Company granted a board member an option to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.75 per share. The option vested on the grant date and expires on March 31, 2017. The quoted market price of the stock was $1.65 per share on the grant date. The Company valued the options at $1.65 per share, or $165,000, in accordance with SFAS 123(R). The entire $165,000 was recorded as stock-based compensation in the accompanying financial statements.

LGA HOLDINGS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.42%
Dividend yield	0.00%
Volatility factor	286.85%
Weighted average expected life	10 years

Note 3: Income taxes

We record income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. We have incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4: Inventory

Inventory consists of raw materials and finished inventory, which have been accounted for at lower of cost or market.

Raw materials	$104,890
Finished goods	30,849
$135,739

At December 31, 2006, the Company reduced the carrying value of inventory by approximately $58,000 to a lower-of-cost-or-market basis for inventory items that management considered excessive, obsolete or slow-moving.

Note 5: Capital Stock

Common Stock
During the three months ended March 31, 2007, the Company sold 100,000 common shares to a former employee upon exercise of incentive stock options. Proceeds to the Company were $70,000. Also during this period, the Company initiated a private placement offering of 240,000 common shares priced at $1.25 per share. As of March 31, 2007, one new investor had purchased 25,000 shares pursuant to this offering, for $31,250. No commissions were paid in connection with this transaction.

LGA HOLDINGS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Stock Options
In March 2007, the Company granted two consultants an option to purchase an aggregate of 75,000 shares of the Company’s common stock at an exercise price of $1.75 per share. The option vested on the grant date and expires on March 31, 2017. The quoted market price of the stock was $1.65 per share on the grant date. The Company valued the option at $1.65 per share, or $123,750, in accordance with SFAS 123(R). The entire $123,750 was recorded as stock-based compensation in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.42%
Dividend yield	0.00%
Volatility factor	286.85%
Weighted average expected life	10 years

Note 6: Embezzlement

During the nine months ended March 31, 2007, a credit card company reversed a $30,559 insurance settlement that it had credited to the Company’s account in the first quarter. As a result, the Company recognized a total of $44,764 embezzlement loss in the nine months ended March 31, 2007.

Note 7: Adjustment for Immaterial Uncorrected Financial Statement Differences

During the nine months ended March 31, 2007, we evaluated and quantified accumulated immaterial uncorrected financial statement differences in accordance with SAB 108, as follows:

	Financial Statements Effect
	Amount of Over (Under) Statement of:
	Total Assets	Total Liabilities	Loss Before Taxes	Net Loss

Inventory	$(7,658)	$-	$7,658	$7,658
Accrued interest	-	12,062	(12,062)	(12,062)

Total	(7,658)	12,062	(4,404)	(4,404)

Net Unadjusted
Audit Differences—June 30, 2006	(7,658)	12,062	(4,404)	(4,404)
Net Audit Differences	$(7,658)	$12,062	$(4,404)	$(4,404)

LGA HOLDINGS, INC.
Notes to Condensed Financial Statements
(Unaudited)

During the year ended June 30, 2006, basic accounting errors were made and were left uncorrected as they were considered immaterial to our overall financial statements. The overstatement of interest expense is corrected in the current quarter as an adjustment to the opening balance of retained earnings in the accompanying condensed financial statement. The difference in inventory was subsequently adjusted through our physical inventory count during the nine months ended March 31, 2007.

Note 8: Inventory Purchase Commitments

During the quarter, the Company committed to purchase a total of $188,440 worth of finished goods inventory from two contract manufacturers in China. The Company deposited $21,000 in cash on $63,000 of these commitments, leaving $42,000 remaining to be paid upon delivery of that portion of the contracted inventory. The Company purchased $33,398 worth of raw materials and shipped these raw materials to China for use in building the remaining $125,440 worth of contracted inventory. That raw material purchase is carried on our books as raw material inventory, and is anticipated to be recovered in full in the form of a reduction, to $92,042, in the $125,440 payment due upon delivery of that portion of the finished goods inventory.

Note 9: Subsequent Events

In April 2007, an unaffiliated new investor purchased 40,000 shares of restricted common stock for $50,000 or $1.25 per share in a private placement. Total shares outstanding after the sale of common stock was 8,972,960.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and estimates. Actual results may differ materially due to certain risks and uncertainties. For example, the ability of LGA to achieve expected results may be affected by external factors such as competitive price pressures, conditions in the economy and industry growth, and internal factors, such as future financing and the ability to control expenses.

Results of Operations

	Nine Months Ended
	March 31,
	2007	2006
Revenue	287,025	236,985

Cost of revenue	146,660	114,727

SG & A	356,732	255,244

Share-based compensation	288,750	---

R & D	75,499	3,861

Embezzlement expense, net of recoveries	(44,764)	---

Interest (expense)	(4,479)	(5,911)

Net (loss)	(629,629)	(142,087)

Nine Months Ended March 31, 2007, compared to Nine Months Ended March 31, 2006

During the first nine months of fiscal year ending 2007, the Company’s revenue rose to $287,025 compared to $236,985 in revenue for the similar period of fiscal year ended 2006. The increase stemmed primarily from increased inquiries generated by our website and customer referrals.

Cost of revenue for the nine months ended March 31, 2007 was $146,660 compared to $114,727 for the 2006 period. Gross margin held steady at 49%.

SG & A expenses increased to $356,732 for the nine months ended March 31, 2007, compared to $255,244 for the comparable period of 2006. The increase is primarily attributable to one-time costs associated with a former employee’s embezzlement of Company resources. These expenses include the financial impact of the financial crimes themselves, investigation, remediation and ongoing efforts toward corporate recovery. The Company expects SG & A expenses associated with embezzlement to be immaterial during the fourth quarter of fiscal year ending 2007.

For the three month period ending March 31, 2007, notwithstanding the embezzlement recovery expenses the Company incurred during the quarter, the Company’s SG&A expenses declined to $98,707, compared to $111,685 for the March 31, 2006 period. During the quarter the Company produced $58,930 of gross profit, compared to $39,839 of gross profit for the prior period.

Share-based compensation of ($288,750) is the cost to the Company of non-qualified stock options awarded during the third fiscal quarter, valued in accordance with Black-Scholes. The options were awarded to three key non-management associates of the Company as incentive for services anticipated to be rendered beyond the current period indefinitely into the future. The value of the awards should not be considered indicative of future option award values.

Research and Development expense for the nine months ended March 31, 2007 was $75,499 compared to $3,861 for the prior period. The increase is attributable to the one-time expensing of accumulated prototype product not necessarily intended to be resold and the allocation of office and employee overhead used in the creative process. In addition, R & D expenses rose due to expanded development efforts in preparing several new products for market.

Net loss for the nine months ended March 31, 2007 increased to ($629,629) or ($0.07) per share compared to ($142,087) or ($0.02) in the prior year primarily due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position increased from $-0- at June 30, 2006 to $26,187 at March 31, 2007. During the first nine months of fiscal 2007, the Company used $227,918 to fund operating activities.

LGA Capital Requirements

During the most recent quarter, an existing shareholder exercised 100,000 options for 100,000 restricted common shares for $70,000 or $0.70 per share. Also during the quarter, an unaffiliated new investor purchased 25,000 shares of restricted common stock for $31,250 or $1.25 per share in a private placement. Subsequent to the end of the quarter, another unaffiliated new investor purchased 40,000 shares on the same terms, for $50,000. No commissions were paid on either of these two private placements.

The Company has ordered initial production of three new products, all of which are expected to begin selling to dealers and end users during the fourth fiscal quarter. The Company’s LGT-7 trailer is on order from our licensee and vendor, Autotek Group, New York (manufacturing in China). The Company’s GearWagon 125 trailer is on order from our licensee and vendor, Elkhart Sales and Service, Elkhart, Indiana. The Company’s GearCage hitch mounted cargo carrier is on order from Red Horse Manufacturing, Shanghai, China. Cash flow implications of these inventory orders are discussed in note 7 above. The Company anticipates significant incremental revenue from sales of these products.

The Company is in active discussion on several product licensing opportunities that, if completed, have the potential to generate significant revenues and growth capital for our business. We have signed a letter of intent with a leading seller of hand tools and trailer kits in North America. Under the proposed terms, this licensee would have a non-exclusive license to manufacture and sell the Company’s LGT-7 trailer through its retail stores. The Company would have rights to purchase LGT-7’s for our own sales channels from the licensee’s manufacturing facilities with preferred pricing. However, no assurance can be given as to whether this letter of intent, or any other of our discussions will result in a completed transaction, nor can the Company give any assurance as to the timing or financial magnitude of these transactions. Even though the Company anticipates increasing sales revenue going forward, it is not able to forecast when its sales volume will be sufficient to cover the Company’s operating expenses.

During the Quarter the Company signed a letter of intent for the Company’s new Pixie bike carrier IP, with a leading manufacturer of towing equipment. However, no assurance can be given as to whether this letter of intent, or any other of our discussions will result in a completed transaction, nor can the Company give any assurance as to the timing or financial magnitude of these transactions. Even though the Company anticipates increasing sales revenue going forward, it is not able to forecast when its sales volume will be sufficient to cover the Company’s operating expenses.

While a portion of current liabilities, approximately $193,000, is owed to present officers and/or directors, there can be no assurance that these officers/directors will not seek payment in the near term.

Inflation has not had a significant impact on the Company’s operations.

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

LGA Holdings, Inc (Registrant)

Date: May 11, 2007	By:	/s/ Marty Williams
Marty Williams Chief Executive Officer, President