Form 10KSB
period 2007-06-30
LGA Holdings, INC
filed 2007-09-28
CIK 845696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal year ended    June 30, 2007

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

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

Common Stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

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

State issuer's revenues for its most recent fiscal year. $408,707

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. August 31, 2007: $2,532,698

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. September 19, 2007:  9,072,960

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

Aero's intellectual property has broad application in the automotive industry, and several automotive Original Equipment Manufacturers are in various stages of integrating aspects of Aero's technology into their product lines. In May, 2002, Aero licensed three pieces of its intellectual property to Sport Rack International/Valley Industries, Inc., an affiliate of Thule, AB, the largest supplier to automotive manufacturers worldwide of products similar to Aero's products. Aero's product licenses with Sport Rack International/Valley Industries, Inc. resulted in the payment to Aero of $300,000 in 2004 and an ongoing royalty of 10% of the revenues (after $300,000) Sport Rack generates with the technology until May, 2007.  The $300,000 is reflected in the financial statements at $60,000 in 2006 and $55,000 in 2007.  At June 30, 2007, no further deferred licensing revenue remains to be amortized under this contract and the contract has expired.  The company is presently negotiating with Sport Rack for a new contract to replace the expired one.  The company anticipates that a new agreement generating royalties from Sport Rack will be reached in 2008 because Sport Rack has continued to sell Silent Hitch Pins since the contract expired, without paying royalties, and hence is infringing on our patents.  However, we can give no assurance that any such new license agreement will be signed or any further royalty revenues realized.  See note 4 to Financial Statements.

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

     Products

Aero currently has several product lines that it has been selling for several years and other product lines that are emergent. These product lines are described as follows:

o
GearWagon 125 Sport Performance Trailers(R). Aero's GearWagon(R) line of Sport Performance Trailers(R) are designed for carrying all types of personal, recreational, and commercial gear in an aerodynamic, weather-resistant, secure and attractive transport.

o
GearSpace(TM) Carriers. The GearSpace(TM) hitch based carrier line consists of two fully enclosed cargo carrier models, GearSpace 34(TM) and GearSpace 20(TM), with three structural options to choose from for varying function while on the vehicle's hitch receiver. These designs offer versatility, security and safety.

o
 SILENT HITCH PIN(TM). This anti-vibration device takes all movement out of the connection between the vehicle towing system and what's being towed or carried. In short, it freezes the attachment securely in place. It works with most consumer vehicle towing systems.

o
 TwinTube(TM) System. The TwinTube(TM) ("TT(TM)") System is a patented design that was included in the technology licensed to Sport Rack International/Valley Industries, Inc. as discussed above.  TwinTube(TM) is a universal mounting structure for carrying gear and equipment with a hitch receiver. TwinTube(TM) is also available as a UBI(TM) system (U-Build-It).

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

o
 GearCrate(TM)/LittleGiant Trailer System(TM). New design for both a stand alone recyclable shipping crate, a stand alone utility trailer and the novel function of a shipping crate that can be easily converted into a trailer at destination for the device being shipped; for example, ATV's, motorcycles, generators, welders, etc. The design debuted at the April, 2005, Canton Fair in Guangzhou, China.

o
GullWing(TM) camper. Derivative of Little Giant Trailer(TM). New design for personal motor sport and RV applications. The GullWing(TM) design allows a cargo trailer to convert into a new category of camping trailer. GullWing(TM) intellectual property also has application for pickup toppers and pickup campers. On October 7, 2006 the U.S. Patent and  Trade Office notified LGA of its acceptance of LGA's GullWing claims, and the patent was issued on February 20, 2007.   LGA is in discussions with several RV Original Equipment Manufacturers regarding the GullWing/Foldout intellectual property.

o	TENTRIS(TM) tent and portable structure. New design for tent and portable enclosure applications.

o
 GearDeck APU(TM). New derivative of Aero's GearDeck 17 system. APU is an all-in-one electrical generator storage, transportation and organization solution designed initially for recreational vehicles. The APU system may also have application with the broader portable generator market.

o
ONAN JUICEBOX. During 2006, Aero completed a product development effort with the Onan division of Cummins, Inc. resulting in Onan's JuiceBox product. The licensed design is based on LGA's Silent Hitch Pin, TwinTube, GearDeck and  LandingGear Intellectual Property. LGA began receiving product royalties in July, 2006.  During fiscal 2007, a formal licensing agreement with Onan was signed that specifies per-unit royalty payments and the precise extent of licensing rights for Onan for the life of LGA’s patents.  Since the signing of this agreement, revenues resulting from it have been immaterial.

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

With the Tenet combination, Aero began redesigning and retooling its GearDeck, TwinTube, GearSpace and GearWagon products in order to meet market pricing, durability, assembly and shipping expectations. Retooled GearDeck production began in early 2005, TwinTube production began in May, 2006, GearSpace production began in June, 2006, and the company began production and shipping of the retooled GearWagon 125 product in May, 2007.  Also in May, 2007, LGA began shipping its new GearCage™ hitch mounted cargo carrier.  In July, 2007 (subsequent to year-end), LGA began shipments of its new LGT-7 utility trailer.  LGA will be displaying these products, and others, at the 2007 SEMA show.

The Future

LGA’s basic product line is now substantially complete.  A full line of accessories to the basic products will be introduced during fiscal 2008.  These accessories are anticipated to expand the market for LGA’s basic products (e.g., soft-sided full enclosures for GearCage and LGT-7).  Two new product initiatives may also occur in fiscal 2008, resources permitting.  The company has patent protection on both a new hitch mounted bicycle carrier technology called “Pixie,” and a new tent design technology called “Tentris.”  We will be looking for ways to bring these products to market.  The balance of our efforts in 2008 will focus on streamlining and cost-cutting in our production and expansion of our marketing efforts.  Aero's Hardpoint(TM) technology may also become a significant royalty generator for Aero in the future.

Aero's future focus is on market, partner and product development. There is a very large consumer market for Aero's products, and Aero’s approach to this market is to enter it through partnership arrangements with large existing participants.

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

The installed base of receiver style hitches presents a large latent market for Aero's products. Further, Aero believes that the automotive Original Equipment Manufacturers would like to migrate the accessories currently being carried on the roofs of SUVs to the receiver hitch in order to reduce the roll-over risk of SUVs and provide consumers with more convenient cargo carrying solutions.

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

In terms of product strength, Aero believes it has several distinct advantages over the competition:

o	Large cargo capacities and lightweight designs easily surpass the cargo transport capabilities of roof top products and other receiver based products currently on the market.

o	The opening systems enable Aero products to enclose space more efficiently.

o	Aero enclosed carrier products offer increased security over open carriers.

o	Aero products are safer than rooftop carriers, their primary competitors.

o	Patent filings protect Aero products' ergonomics and efficiencies.

o	Aero products' aerodynamic efficiencies reduce impact on fuel economy.

o	Multiple product offerings provide consumers with various options and price consideration.

     Opening Systems

Aero's GearWagon(R) and GearSpace(TM) capsules represent a new category of container. These containers have shells that are concave so that the lids open by dropping and "nesting" under the base. This allows easy content access for customers. When closed, the shells are "self-reinforcing" and very tough.

     Content Security

Aero's GearWagon(R) and GearSpace(TM) carriers are lockable and fully enclosed so the owner's gear is in a water and dust free environment. When traveling, having gear out of sight is one of the best theft-prevention steps to take. This means high-value, lightweight objects like cameras and computers can be stowed out of sight in Aero's carriers.

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

     Patent Protection

Starting in 1998, Aero has been diligent at protecting its technology with "utility" patent protection, which is the highest form of invention protection. Utility patents are issued for truly novel technological achievements. The method by which Aero's product capsules open, the Hardpoints(TM) used on Aero's products, the way Aero's GearSpace(TM) carrier platforms telescope and pivot, and the features of the Silent Hitch Pin(TM) are all patented aspects of Aero's products. All Aero's patents have at least 11 years remaining in their respective terms.  Aero has eight issued patents and nine pending patents.

Aero has patents issued and patents pending protecting its GearBed intellectual property.  Nissan Motor Company has challenged certain GearBed claims with the US Patent and Trademark Office.  While Aero intends to pursue its claims vigorously, it cannot forecast the outcome of the GearBed patent review at this time.

     Aerodynamic Efficiencies and Fuel Economy

It appears from informal evidence that Aero's GearWagon(R) line of Sport Performance Trailers(R) is fuel efficient. It also appears from informal evidence that Aero's GearSpace(TM) carriers have no noticeable effect on fuel economy. When used on an SUV, these carriers sit in the vehicle's draft.

     Volume and Weight Advantages

Because of Aero's capsular designs, its products offer high "space-to-weight" ratios relative to other cargo carrying products currently on the market.  The GearWagon(R) 125 weighs in at 480 pounds empty, encloses approximately 125 cubic feet and has a carrying capacity of 1,000 pounds. A standard "box" trailer with similar storage capability typically weighs close to 1,000 pounds empty, meaning that a fully loaded GearWagon(R) 125 weighs only 480 pounds more than a comparable empty box trailer.  Aero's GearSpace(TM) line attaches to one of the strongest points on a vehicle, the hitch receiver.  Aero rates its GearSpace(TM) carriers for 300 pounds of cargo carrying, which gives the owner of a standard SUV more than twice the weight carrying ability of a typical roof top box.

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

Aero recently began a contract manufacturing relationship with Red Horse Performance (RHP) of Shanghai, China. RHP is currently one of Aero's TwinTube(TM) and GearCage™ system vendors. Aero is evaluating RHP as a potential vendor for the Silent Hitch Pin product line and the LittleGiant product line. Aero and RHP anticipate providing LGA's designs to known industry brands under private label supply agreements.

Aero purchased its initial inventory of LGT-7 trailers from AutoTek China, and anticipates a continuing and growing supplier relationship with Autotek China.  LGA and Autotek China are discussing an expanded licensing agreement whereby Autotek China would have manufacturing and worldwide sales rights to LGA’s LGT technology contained in the Little Giant trailer and GearCage/GearCrate product lines.  Beginning April 5, 2005, Chinese citizens can now tow lightweight trailers (under 1,500 pound load) on China's roads.  Aero and AutoTek China displayed LGT's at the April, 2006, Canton Fair in Guangzhou, China. AutoTek China is displaying LGT at the Canton Fair starting October 15, 2007:http://www.cantonfair.org.cn/en/index.asp  AutoTek China, one of LGA's non-exclusive manufacturing partners, can be viewed at their website:http://www.autotekchina.com/

Aero is actively engaged in specifying sources for all its assembly services, raw materials and parts in order to ensure that its products meet its quality and performance standards. All specified raw materials and parts or acceptable substitutions are available from many suppliers, and Aero does not rely on any one supplier the loss of which would cause any long term adverse consequences to Aero.

     Shipping

The shipping cost of Aero's products is reasonable considering some of the products' sizes. Aero has shipped over 1,000 units from Elkhart, Indiana, to destinations throughout the United States. Aero has had few freight claims for damaged goods and believes it has the packaging adequate to properly protect the product.

Both GearWagon(R) and GearSpace(TM) products have modest final assembly requirements for the customer or dealer to complete.

Aero utilizes the shipping services of Yellow, DATS, FedEx, National, LTL, and Old Dominion among others.

     Research and Development

Aero's expenditures for research and development have been $13,779 and $94,095 for the fiscal years ended June 30 2006 and 2007, respectively. See Management's Discussion and Analysis, below. Aero will continue product development and invention work where a clear payoff is anticipated.  Aero's staff is considering numerous ways to branch and grow its current products depending on market opportunity and demand. Aero's staff continues to work on new product designs and improvements to protect and expand Aero's existing intellectual property.

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

Employees

Aero currently has seven full-time employees including its officers, Marty Williams, Sara Williams, and Eric Nickerson. Aero's Vice President of Engineering and Board member, Matthew Drabczyk, who is also a major LGA shareholder, works on a project basis for Aero.  Aero anticipates adding sales, administrative, and production employees as needed.

Reports Filed with the Securities and Exchange Commission.

LGA is registered with the SEC under the Securities Exchange Act of 1934. As a registrant, LGA files annual (Form 10-KSB that contains audited financial information) and quarterly reports (Form 10-QSB that contain unaudiuted financial information). LGA also files proxy statements for its meetings of shareholders and reports of material current events (Form 8-K). This information may be requested or read through sources described above in this Item 1 or from the Company free of charge.  The Company does not maintain copies of its Securities and Exchange Commission reports on its website, www.letsgoaero.com, because the reports are easily available at www.sec.gov.  Although the Company is required to send annual reports to security holders that contain audited financial information when it solicits proxies for annual meetings of security holders, LGA has not held an annual meeting since 2004.  LGA has no policy of voluntarily sending such reports to security holders.

Item 2. Description of Property.

Aero currently leases 7,500 square feet of combined office and warehouse space at its principal place of business in Colorado Springs, Colorado, that it uses for storage of some inventory and light product assembly. Aero entered into this lease in June, 2007, and expects its facilities will be sufficient for the one-year term of the lease.  We expect the lease to be renewable on nearly unchanged terms should we choose to do so upon its expiration.  The lease rent is $5,500 per month. The space is currently fully built out in good condition and Aero has no plans to renovate it.  Should Aero decide or be forced to move at expiration of the current lease, comparable properties both smaller and larger are available at competitive rates in the same general area as the current facilities. The current space is adequately covered by insurance.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

LGA's common stock is currently thinly traded "over-the-counter" and is listed in the Pink Sheets(R) published by the National Quotation Bureau, Inc. as well as on the OTC Bulletin Board operated by the NASDAQ Stock Market, Inc. The following table sets forth the high and low bid prices for LGA's common stock for each of the quarters ending on the indicated date.

	Quarter Ended	Low Price	High Price
	September 30.81		1.20
	December 31	1.15	1.20
2006	March 31	1.15	1.40
	June 30	1.10	2.25
	September 30	1.00	2.95
	December 31.70		1.95
2007	March 31	1.01	1.65
	June 30	1.01	1.65

The quotations reflect inter-dealer prices, without markup, markdown or commission and may not represent actual transactions.  The source of prices were Yahoo.com and BigCharts.com.

The number of shareholders of record for LGA's common stock as of June 30, 2007, was 345, which include depositories and broker/dealers who hold shares of common stock in "nominee" or "street" names.

The following table provides information as of the most recently completed fiscal year with respect to compensation plans (including individual compensation agreements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,000,000	$0.70	1,000,000
Equity plans not approved by security holders *	1,078,662	$.63	0
Total	2,078,662	$.66	1,000,000

Sales of Unregistered Securities

The following table sets forth information regarding recent sales of unregistered securities.

     Sales of Unregistered Securities

The following table sets forth information regarding recent sales of unregistered securities.

	Shares of Common
Date	Stock Sold	Aggregate Price
August 2005	43,148	$29,987.86
January 2006	215,738	149,937.91
June 2006	215,000	150,500.00
December 2006	215,000	150,500.00
January 2007	100,000	70,000.00
March 2007	25,000	31,250.00
April 2007	40,000	50,000.00
July 2007	40,000	50,000.00
July 2007	60,000	75,000.00
September 2007	35,350	25,100.00

All sales were either negotiated and approved by the Company's Board of Directors, or accomplished pursuant to an option exercise at the contracted exercise price.  Each of the purchases, except those occurring in July, 2007, was made by an individual investor who was an existing shareholder.  All purchasers represented that they were accredited investors as defined in the United States securities laws. The sales were exempt from registration under Section 4(2) and/or 4(6) of the Securities Act of 1933, as amended, and/or Rule 506 or Regulation D. The company is not aware of any open market purchases by affiliates.

Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Selected Operating Data	Fiscal Year Ended
	June 30,

	2007	2006

Revenue	408,707	336,721

Cost of revenue	261,996	183,163

S G & A (excluding Share-based compensation)	414,713	309,589

Share-based compensation	295,800	---

Research & Development	94,095	13,779

Embezzlement (expense), net of recoveries	(44,764)	(72,801)

Net (loss)	(708,180)	(261,477)

Year Ended June 30, 2007, compared to Year Ended June 30, 2006.

During Fiscal 2007, the Company’s revenue rose to $408,707 compared to $336,721 in revenue for Fiscal 2006.  The increase stemmed primarily from increased inquiries generated by our website and customer referrals.  We have begun to detect some seasonality in our sales directly to end users.  Sales in the spring and early summer months, and in the days leading up to the Christmas holidays are the strongest.  Our slowest period is the time from August through October.  Seasonality has been, and is anticipated to continue being, more pronounced for our hitch mounted cargo carrier products than it is for our trailers.  We anticipate a rising proportion of trailer to cargo carrier sales in the future, a trend which would reduce overall seasonality.  We also anticipate that sales to distributors and dealers will grow compared to end user sales in the future.  If this happens, our seasonality may shift forward as a result.

Cost of revenue for Fiscal 2007 was $261,996 compared to $183,163 for Fiscal 2006.  Gross margin declined from 45% to 36%, due to proportional increases in sales to dealers and distributors compared to relatively higher margin sales direct to end users.  The company anticipated this decline in gross margin percentage as a logical result of our efforts to shift our marketing focus towards distributors and dealers and away from end users.  The benefit of this strategy is an increase in unit sales volumes that makes possible meaningful decreases in per-unit production costs.

Selling, General & Administrative expenses (excluding Share-based compensation) increased to $414,713 for Fiscal 2007, compared to $309,589 for Fiscal 2006.  The increase is primarily attributable to one-time costs associated with a former employee’s embezzlement of Company resources (aside from the direct embezzlement expense, net of recoveries), and higher marketing costs.  The Company expects S G & A expenses associated with embezzlement to be immaterial during Fiscal 2008.  Advertising costs rose materially in 2007 compared to 2006 due to the substantial upgrade of our website, classified as an advertising expense, and to expanded email and print mail advertising.  Management committed these added advertising expenditures in the belief that our substantially expanded product line called for an expanded effort to alert the buying public.

Share-based compensation (included as a component of S G & A in the accompanying Statement of Operations) is the cost to the Company of non-qualified stock options awarded during the Fiscal Year, valued in accordance with the Black-Scholes option pricing formula.  The options were awarded to non-management associates of the Company as incentive for services anticipated to be rendered beyond the current period indefinitely into the future.  The value of the awards should not be considered indicative of future option award values.

Research and Development expense for Fiscal 2007 was $94,095 compared to $13,779 for the prior year.  The increase is attributable to the one-time expensing of accumulated prototype product not necessarily intended to be resold and the allocation to R & D of office and employee overhead used in the creative process.  In addition, R & D expenses rose due to expanded development efforts in preparing several new products for market.

The Company suffered an embezzlement of $72,801 during the year ended June 30, 2006 and an additional $44,764 for the period from July 2006 through September 28, 2006, the day the embezzlement was discovered.  Approximately $17,000 of the embezzled funds have been recovered, and we anticipate no further recoveries.  We have implemented internal control procedures which we believe will prevent any future losses.

Net loss for Fiscal 2007 increased to ($708,180) or ($0.08) per share compared to ($261,477) or ($0.03) in the prior year primarily due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position was $-0- at both June 30, 2007 and June 30, 2006.  Occasional reductions of our cash balance to $-0-, called an “overdraft” condition, have all been for brief periods in immaterial amounts and have generated no interest expenses.  The company has met all of its financial obligations in a timely manner.  During Fiscal 2007, the Company used $436,256 to fund operating activities.

LGA Capital Requirements

During Fiscal 2007, the Company raised operating capital from investors through the following transactions:  In October, 2006, an affiliated investor (the Company President) loaned the Company $60,000 on an unsecured promissory note carrying 8% annual interest, maturing June 30, 2010.  Without this immediate capital infusion, the company would not have been able to continue operations in the wake of the embezzlement discussed in Note 8 to the Financial Statements.  In December, 2006, an affiliated investor purchased 215,000 units, for $150,000.  Each unit was comprised of one share of restricted common stock and one 5-year warrant exercisable at $1.00.  This purchase completed the Company’s existing private placement offering.  In January, 2007, an unaffiliated existing shareholder exercised 100,000 options for 100,000 restricted common shares for $70,000 or $0.70 per share.  In March, 2007, an unaffiliated  investor purchased 25,000 shares of restricted common stock for $31,250 or $1.25 per share in a private placement.  In April, 2007, an unaffiliated  investor purchased 40,000 shares on the same terms, for $50,000.  In July, 2007 (subsequent to year-end), another unaffiliated  investor purchased 60,000 shares on the same terms, for $75,000, the April purchaser bought another 40,000 shares, again from the same offering, for $50,000, and a director loaned the Company $36,000 in the form of an unsecured demand note carrying 8% annual interest.  In September, 2007, the January purchaser exercised options for 35,350 restricted common shares for $24,745, and an affiliate loaned the Company $88,056 on an unsecured note carrying 8% interest maturing December 15, 2007.  No commissions were paid on these transactions.

At June 30, 2007, the Company has substantially completed initial production and inventory acquisition of three new products, all of which began selling to dealers and end users during 2007’s fourth fiscal quarter.  These products are the LGT-7 trailer, GearWagon 125 trailer, and GearCage hitch mounted cargo carrier.  Some necessary accessories to these products will be brought into the product lineup early in Fiscal 2008, and will occasion further (but significantly smaller) capital commitments for initial inventory acquisition.  The Company anticipates that sales rates for the GearWagon 125 trailer may increase during Fiscal 2008 to levels that would require investment in cast tools for more rapid production of the product’s roto-molded plastic parts.  The anticipated increased sales would most likely go to a single major distributor with whom the company is in advanced discussions.  The required  tooling, costing approximately $125,000, would most likely be financed by the major distributor.  No other significant tooling costs are anticipated for Fiscal 2008.

The Company is in active discussion on several product licensing and distribution opportunities with larger companies that, if completed, have the potential to generate significant additional revenues and to evolve our business model in significant ways.  We have signed a letter of intent with a nationwide discount hardware retailer.  Under the proposed terms, this retailer would have a non-exclusive license to manufacture and sell the Company’s LGT-7 trailer through its retail stores.  The Company would have rights to purchase LGT-7’s for our own sales channels from the retailer’s manufacturing facilities with preferred pricing.  We are in advanced discussions with a major outdoor recreational equipment company to test market the Company’s GearWagon 125 sport utility trailer.  The trailers are to be sold through several stores of another major company, a nationwide recreational product retailer.  The Company is in advanced discussion with a leading purveyor of convalescent transportation equipment to market the convalescent transport version of our GearCage hitch mounted cargo carrier through the purveyor’s retail stores.

No assurance can be given as to whether our letter of intent mentioned above, or any other of our plans or discussions will result in a completed transaction, nor can the Company give any assurance as to the timing or financial magnitude of these transactions.  To the extent these initiatives do come to fruition, the Company would anticipate them to cause higher total revenues and lower purchase costs due to improved economies of scale, netting improved gross margin percentages.  Offsetting these positive effects to some extent could be reductions of overall gross margin percentage resulting from an increased proportion of our sales going to distributors and dealers rather than to end users.  Even though the Company anticipates increasing revenue in all sales channels going forward, it is not able to forecast when its sales volumes will be sufficient to cover the Company’s operating expenses.

Our auditor expresses substantial doubt as to the company’s ability to continue as a going concern.  He bases this doubt on our history of operating losses and present (as of June 30, 2007) negative working capital position.  We have experienced negative cash flow from operations since our inception and we have expended, and expect to continue to expend, substantial funds to continue our research and development and marketing efforts. As a result, we have suffered recurring losses through June 30, 2007.   Based on our current operating plans, management believes that proceeds from future revenues and futures sales of common stock will be sufficient to meet operating needs for the foreseeable future. The actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control. Lower than anticipated sales of our products or higher than anticipated expenses could require us to need additional financing sooner than expected.    There is no assurance that we will be successful in selling additional shares of common stock to the public.

While a portion of total liabilities, approximately $262,000, is owed to present officers and/or directors, there can be no assurance that these officers/directors will not seek payment in the near term.

Inflation has not had a significant impact on the Company’s operations.

Item 7.  Financial Statements.

LGA HOLDINGS, INC.

Financial Statements

June 30, 2007

(with Report of Independent Registered Public Accounting Firm Thereon)

LGA HOLDINGS, INC.

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at June 30, 2007	F-3

Statements of Operations, for the years ended
June 30, 2007 and 2006	F-4

Statement of Changes in Shareholders' Equity for the period from
July 1, 2005 through June 30, 2007	F-5

Statements of Cash Flows, for the years ended
June 30, 2007 and 2006	F-6

Notes to financial statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
LGA Holdings, Inc.:

We have audited the accompanying balance sheet of LGA Holdings, Inc. as of June 30, 2007, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years ended June 30, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LGA Holdings, Inc. as of June 30, 2007, and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficit at June 30, 2007, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
September 19, 2007

LGA HOLDINGS, INC.

Balance Sheet

June 30, 2007

Assets
Current assets:
Accounts receivable (Note 1)	$9,683
Inventory, at lower of cost or market (Note 3)	165,851
Prepaid expenses	20,084
Total current assets	195,618

Property and equipment, at cost,
net of accumulated depreciation of $140,860 (Note 3)	135,709
Intangible assets (Note 3)	97,777
Other assets	2,605

Total assets	$431,709

Liabilities and Shareholders’ Equity

Current liabilities:
Bank overdraft	$238
Accounts payable	93,199
Accrued payroll	123,161
Accrued interest, related party (Note 2)	2,804
Total current liabilities	219,402

Long-term debt, related party (Note 2)	60,000

Total liabilities	279,402

Commitments and contingencies (Note 6)	—

Shareholders’ equity (Notes 2 and 5):
Common stock, $.001 par value; authorized 100,000,000 shares,
issued and outstanding, 8,972,960 shares	8,973
Additional paid-in capital	1,754,066
Retained deficit	(1,610,732)

Total shareholders' equity	152,307

Total liabilities and shareholders' equity	$431,709

See accompanying notes to financial statements

LGA HOLDINGS, INC.

Statements of Operations

	For the Years Ended
	June 30,
	2007	2006
Sales and revenue:
Product sales	$345,411	$270,719
Royalty revenue	63,296	66,002

Total sales and revenues	408,707	336,721

Costs and expenses:
Costs of sales and revenue	261,996	183,163
Research and development	94,095	13,779
General and administrative	710,513	309,589

Total costs and expenses	1,066,604	506,531

Operating loss	(657,897)	(169,810)

Other income (expense):
Other income	229	834
Interest expense	(5,748)	(19,700)
Embezzlement expense, net of recoveries (Note 8)	(44,764)	(72,801)

Loss before income taxes	(708,180)	(261,477)

Income tax provision (Notes 1 and 7)	—	—

Net loss	$(708,180)	$(261,477)

Basic and diluted loss per share	$(0.08)	$(0.03)

Weighted average common shares outstanding	8,703,345	8,216,424

See accompanying notes to financial statements

LGA HOLDINGS, INC.
Statement of Changes in Shareholders' Equity

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total

Balance at July 1, 2005	8,119,074	$8,119	$620,966	$(653,135)	$(24,050)

Common stock options
exercised at $.695 per share (Note 2)	258,886	259	179,667	—	179,926
Sale of call option (Note 2)	—	—	200,000	—	200,000
Sale of units at $.70 per unit (Note 5)	215,000	215	150,285	—	150,500
Net loss	—	—	—	(261,477)	(261,477)

Balance at June 30, 2006	8,592,960	8,593	1,150,918	(914,612)	244,899

Adjustment for uncorrected immaterial
financial statement differences (Note 9)	—	—	—	12,060	12,060
Contributed interest (Note 2)	—	—	6,478	—	6,478
Common stock options
exercised at $.70 per share (Note 5)	100,000	100	69,900	—	70,000
Sale of units at $.70 per unit (Note 2)	215,000	215	149,785	—	150,000
Sale of common stock at $1.25 per share (Note 5)	65,000	65	81,185	—	81,250
Stock options granted (Notes 2 and 5)	—	—	295,800	—	295,800
Net loss	—	—	—	(708,180)	(708,180)

Balance at June 30, 2007	8,972,960	$8,973	$1,754,066	$(1,610,732)	$152,307

See accompanying notes to financial statements

LGA HOLDINGS, INC.

Statements of Cash flows

	For the Years Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(708,180)	$(261,477)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	31,638	15,872
Share-based payment (Notes 2 and 5)	295,800	—
Contributed interest (Note 2)	6,478	—
Changes in operating assets and liabilities:
Receivables, inventory and other assets	12,243	(65,990)
Payables, deferred income and other liabilities	(74,235)	1,818
Net cash used in
operating activities	(436,256)	(309,777)

Cash flows from investing activities:
Purchase of equipment and other assets	(75,494)	(96,031)
Net cash used in
investing activities	(75,494)	(96,031)

Cash flows from financing activities:
Proceeds from related party debt (Note 2)	60,000	—
Proceeds from collection of stock
subscription receivable (Note 5)	150,500	—
Proceeds from sale of common stock (Notes 2 and 5)	301,250	179,926
Proceeds from sale of call option (Note 5)	—	200,000
Net cash provided by
financing activities	511,750	379,926
Net change in cash and
cash equivalents	—	(25,882)

Cash and cash equivalents:
Beginning of year	—	25,882

End of year	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$—	$—

Noncash investing and financing transactions:
Debt converted to accrued payroll (Note 2)	$106,408	$—
Accrued salaries and interest converted to debt	$—	$106,408

See accompanying notes to financial statements

LGA HOLDINGS, INC.
Notes to Financial Statements

(1) Organization and summary of significant accounting policies

Organization, basis of presentation and Liquidity

LGA Holdings, Inc. (“LGA”, “We”, “Us” or “Our”) was incorporated in Colorado on April 14, 1998 as Let’s Go Aero, Inc. We develop intellectual property for the automotive, recreation vehicle and recreation industries.  We also manufacture and distribute various types of specialty trailers and cargo carrying enhancements as well as related parts, accessories and services for the automobile, recreational vehicle and recreational equipment industries. Our specialty trailers are manufactured by third party vendors and assembled in our facilities in Colorado Springs.   We sell our products directly to distributors, dealers, and end-user customers.

Going Concern

Inherent in our business are various risks and uncertainties, including historical operating losses and dependence upon strategic alliances.   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We have experienced negative cash flow from operations since our inception and we have expended, and expect to continue to expend, substantial funds to continue our research and development and marketing efforts. As a result, we have suffered recurring losses through June 30, 2007.   Based on our current operating plans, management believes that proceeds from future revenues and futures sales of common stock will be sufficient to meet operating needs for the foreseeable future. The actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control. Lower than anticipated sales of our products or higher than anticipated expenses could require us to need additional financing sooner than expected.    There is no assurance that we will be successful in selling additional shares of common stock to the public.  Our business plan projects profits during fiscal 2008.

Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107 (“SFAS 107”), Disclosures about Fair Value of Financial Instruments requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying value of financial instruments including cash, receivables, prepaid expenses, and accounts payable approximates their fair value at the reporting balance sheet date due to the relatively short-term nature of these instruments.  The fair market value of long-term debt cannot be determined due to a lack of comparability of similar market instruments.

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

LGA HOLDINGS, INC.
Notes to Financial Statements

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  At June 30, 2007, there were no cash equivalents.

Concentrations

We purchase our plastic shells from two suppliers. The purchases represented approximately 20% and 50% of cost of sales for the years ended June 30, 2007 and 2006, respectively. Although there are a limited number of manufacturers of plastic shells, management believes that other suppliers could provide similar shells on comparable terms.

Accounts Receivable

Trade receivable consists of amounts due from customers, which are mainly end-users and dealers. We generally consider accounts more than 30 days old to be past due. We allow for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables.   Bad debt recoveries are charged against the allowance account as realized.  At June 30, 2007, we considered accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

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

Certain tooling used to make our plastic shells is held for use at our subcontractors’ facilities in Denver, Colorado and Middlebury, Indiana.

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

LGA HOLDINGS, INC.
Notes to Financial Statements

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

Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset. No impairment charges were recognized during each of the years ended June 30, 2007 and 2006.

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

Product Warranty

Our products are covered by product warranties for one year after the date of sale. At the time of sale, the Company recognizes estimated warranty costs, based on prior history and expected future claims, by a charge to cost of sales and records an accrued liability. The accrued liability is reduced as actual warranty costs are paid and is evaluated periodically to validate previous estimates and known requirements and adjusted as necessary.  At June 30, 2007, we have not accrued a reserve for warranty expense as management determined the amount to be immaterial with respect to overall operations and financial position.

LGA HOLDINGS, INC.
Notes to Financial Statements

Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses were $60,896 and $13,046 for the years ended June 30, 2007 and 2006, respectively.

Research and Development Expenses

Research and development expenses were incurred in fiscal 2007 and 2006 and totaled $94,106 and $13,779, respectively.  R&D costs are expensed as incurred.

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

Stock-based Compensation

Effective July 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements based on their estimated grant-date fair value. We have previously recorded stock compensation pursuant to the intrinsic value method under APB Opinion No. 25, whereby compensation was recorded related to performance share and unrestricted share awards and no compensation was recognized for most stock option awards. We are using the modified prospective application method of adopting SFAS No. 123R, whereby the estimated fair value of unvested stock awards granted prior to July 1, 2005 will be recognized as compensation expense in periods subsequent to June 30, 2005, based on the same valuation method used in our prior pro forma disclosures. We have estimated expected forfeitures, as required by SFAS No. 123R, and we are recognizing compensation expense only for those awards expected to vest. Compensation expense is amortized over the estimated service period, which is the shorter of the award’s time vesting period or the derived service period as implied by any accelerated vesting provisions when the common stock price reaches specified levels. All compensation must be recognized by the time the award vests. The cumulative effect of initially adopting SFAS No. 123R was immaterial.

Loss Per Share

SFAS 128, Earnings Per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  At June 30, 2007, the company has options outstanding that could be exercised representing a total of 2,742,595 additional shares.  All have been excluded from the weighted average share calculation because they would be anti-dilutive.

The weighted average number of common shares outstanding was calculated based upon post-split shares for all periods presented.

LGA HOLDINGS, INC.
Notes to Financial Statements

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity’s financial statements prior to their resolution with taxing authorities. The Company is required to adopt FIN 48 during the first quarter of fiscal 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact, if any; this interpretation may have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 apply under other accounting pronouncements that require or permit fair value measurements. We are required to adopt SFAS 157 effective for our fiscal year 2009. The impact on our financial statements has not been determined.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits companies to measure many financial instruments and certain other items at fair value. We are required to adopt SFAS 159 effective for our fiscal year 2009. The impact on our financial statements has not been determined.

(2) Related Party Transactions

During the year ended June 30, 2007, the Company signed promissory notes totaling $60,000 payable to its President, for working capital purposes.   The promissory notes bear interest rates of 8% per annum and are due on June 30, 2010.  We incurred interest expense of $2,804 on the notes for the year ended June 30, 2007.  At June 30, 2007, accrued interest related to the promissory notes totaled $2,804 and is reflected in the accompanying financial statements.

In March 2007, we granted to one of our directors an option to purchase a total of 100,000 shares of the Company’s common stock.  The option carries an exercise price of $1.75 per share and vested at the date of grant.  We determined the fair value of the options at $1.65 per share and recorded share-based payment $165,000 in accordance with SFAS 123R.  See footnote 5.

In December 2006, we conducted a private placement offering whereby we sold 215,000 units to an affiliate at $.70 per unit or $150,000.  Each unit comprised of one share of the Company’s common stock and one option to purchase the Company’s common stock at $1.00 per share.

In September 2006, our Board of Directors approved the reclassification of $106,408 from notes payable to officers to accrued payroll.  Accrued interest related to the notes payable in the amount of $6,478 as of June 30, 3006 was forgiven by the officers and recorded as contributed capital and is shown in the accompanying financial statements.

In December 2004, we sold 1,250,000 shares of our restricted common stock, callable at $.40 per share through November 2006, to an affiliate for $.20 per share or $250,000.  In April 2006, the parties involved determined that the Company’s share price increased to $1.15, which gave our affiliate the incentive to retain the shares.  As a result, we sold the call option on the 1,250,000 shares for $200,000 to our affiliate.  We recorded the gain of $200,000 as contributed capital in the accompanying financial statements, as the transaction was with a substantial shareholder of the Company

LGA HOLDINGS, INC.
Notes to Financial Statements

During the year ended June 30, 2006, an affiliate exercised options to purchase 258,886 restricted shares of common stock at the price of $.695 or $179,926.

(3) Balance Sheet Components

Inventory

At June 30, 2007, inventory consisted of:

Raw materials	$93,126
Finished goods	72,725
$165,851

Property and Equipment

At June 30, 2007, major classes of property and equipment were:

Leasehold improvements	$4,212
Furniture and fixtures	25,377
Equipment	92,321
Tooling, held offsite	154,659
276,569
Less: accumulated depreciation	(140,860)
$135,709

Depreciation expense during the years ended June 30, 2007 and 2006 totaled $30,050 and $13,558, respectively.

Intangible Assets

At June 30, 2007, intangible assets consisted of:

		Weighted
		Average
		Amortization
	Total	Period
Patents, net of $20,501 in accumulated
amortization	$46,557	13 years
Deferred patent application costs	51,220	n/a
	$97,777

LGA HOLDINGS, INC.
Notes to Financial Statements

Estimated annual amortization expenses are as follows for years ending June 30:

2008	$3,172
2009	$3,172
2010	$3,172
2011	$3,172
2012	$3,172

Amortization expense during the years ended June 30, 2007 and 2006 totaled $1,588 and $2,314, respectively.

(4) Unearned Revenue

In May 2002, we licensed certain intellectual property to Advanced Accessory Systems, LLC, (AAS) for five years.  We received an upfront payment against future royalties of $300,000, which we deferred.   For accounting purposes, we reflect the payment in royalty income, pro-rata, over the life of the licenses.  In fiscal years 2007 and 2006, respectively, we recognized $55,000 and $60,000 in royalty revenue related to this license.  The balance of unearned revenue was $-0- as of June 30, 2007.

(5) Shareholders’ Deficit

Features of Preferred Stock

Our preferred stock may be issued from time-to-time in one or more series.  Our Board of Directors is authorized to (1) divide the preferred stock into series; (2) establish the number of preferred shares in a series; and (3) fix and determine the relative rights and preferences of any series of our preferred stock.

Sale of Common Stock

In fiscal year 2007, we commenced a private placement offering of 240,000 of our common shares priced at $1.25 per share.  As of June 30, 2007, we sold 65,000 shares of common stock at the price of $1.25 per share or $81,250.   No commissions were paid in connection with this transaction.

In January 2007, a former employee exercised options to purchase 100,000 shares of the Company’s common stock for proceeds of $70,000.

In June 2006, we conducted a private placement offering whereby we sold 215,000 units to two unaffiliated investors at $.70 per unit or $150,500.  Each unit comprised of one share of our common stock and one option to purchase the Company’s common stock at $1.00 per share.  No commissions were paid in connection with this transaction.

Stock Options

A summary of changes in the number of stock options outstanding for the years ended June 30, 2007 and 2006 is as follows:

LGA HOLDINGS, INC.
Notes to Financial Statements

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Shares	Per Share	Life	Value
Outstanding at June 30, 2005	3,276,008	$0.67	6.39 years

Granted	215,000	$1.00	5.08 years
Exercised	(258,886)	$0.70	N/A
Cancelled/Expired	(679,575)	$0.70	N/A
Outstanding at June 30, 2006	2,552,547	$0.70	6.28 years
Granted	395,000	$1.34	6.6
Exercised	(100,000)	$0.70	N/A
Cancelled/Expired	(104,952)	$0.70	N/A
Outstanding at June 30, 2007	2,742,595	$0.79	5.8 years	$ 333,250

Exercisable at June 30, 2007	2,742,595	$0.79	5.8 years	$ 333,250

The weighted-average grant-date fair value of options granted during the years ended June 30, 2007 and 2006 were $1.64 and $-0-, respectively.  The total intrinsic value of options exercised during the years ended June 30, 2007 and 2006 were $-0- and $-0-, respectively.

In March 2007, the Company granted to a director options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.75 per share. The options vested on the date of grant and expire on March 31, 2017. The quoted market price of the stock on the date of grant was $1.65 per share. The Company valued the option at $1.65 per share, or $165,000, in accordance with SFAS 123(R). The expense of $165,000 was recorded as share-based payments in the accompanying financial statements.

In January 2007, the Company granted an employee options to purchase an aggregate of 5,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The options vested on the date of grant and expire on January 15, 2012. The quoted market price of the stock on the date of grant was $1.41 per share. The Company valued the option at $1.41 per share, or $7,050, in accordance with SFAS 123(R). The expense of $7,050 was recorded as share-based payments in the accompanying financial statements.

In March 2007, the Company granted two consultants options to purchase an aggregate of 75,000 shares of the Company’s common stock at an exercise price of $1.75 per share. The options vested on the date of grant and expire on March 31, 2017. The quoted market price of the stock on the date of grant was $1.65 per share. The Company valued the option at $1.65 per share, or $123,750, in accordance with SFAS 123(R). The expense of $123,750 was recorded as share-based payments in the accompanying financial statements.

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

LGA HOLDINGS, INC.
Notes to Financial Statements

Risk-free interest rate	4.74%
Dividend yield	0.00%
Volatility factor	286.850%
Weighted average expected life	5 to 10 years

Total compensation cost for share-based payment arrangements at June 30, 2007 and 2006:

	2007	2006
Stock options, related party	$165,000	$—
Stock options, other	130,800	—
Total compensation cost	295,800	—
Income tax	—	—
Net compensation cost	$295,800	$—

At June 30, 2007, all compensation costs have been recognized, as all options granted were fully vested on the grant date.
(6) Commitments

We lease our office space under a non-cancelable operating lease through May 2008.  Future minimum lease payments for the year ending June 30 2008 is $48,952.

We recorded rent expense in the amount of $57,291 and $48,167 for the years ended June 30, 2007 and 2006, respectively.

(7) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended June 30, 2007 and 2006:

	June 30,
	2007	2006

U.S. statutory federal rate	34.00%	30.49%
State income tax rate	3.06%	3.22%
Deferred income	0.00%	-7.09%
Net operating loss for which no tax
benefit is currently available	-37.06%	-26.62%
	0.00%	0.00%

At June 30, 2007, deferred tax assets consisted of net tax asset of $259,809 due to net operating loss carryforward for federal income tax purposes of approximately $1,552,930, which was fully allowed for in the valuation allowance of $259,809.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the year ended June 30, 2007 was $190,201.  The net operating loss carryforward will expire through 2027.

LGA HOLDINGS, INC.
Notes to Financial Statements

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

(8)  Embezzlement

The Company suffered an embezzlement of $72,801 during the year ended June 30, 2006 and an additional $44,764 for the period from July 2006 through September 28, 2006, the day the embezzlement was discovered.  We have implemented internal control procedures which we believe will prevent any future losses.

(9)  Adjustment for Immaterial Uncorrected Financial Statement Differences

During the year ended June 30, 2007, we evaluated and quantified accumulated immaterial uncorrected financial statement differences through June 20, 2006, in accordance with SAB 108, as follows:

	Financial Statements Effect
	Amount of Over (Under) Statement of:
	Total Assets	Total Liabilities	Loss Before Taxes	Net Loss	Net Loss Per Share

Inventory	$(7,658)	$-	$7,658	$7,658	$0.00
Accrued interest	-	12,062	(12,062)	(12,062)	$(0.00)

	(7,658)	12,062	(4,404)	(4,404)	$(0.00)

Net Unadjusted
Audit Differences—June 30, 2006	(7,658)	12,062	(4,404)	(4,404)	$(0.00)
Net Audit Differences	$(7,658)	$12,062	$(4,404)	$(4,404)	$(0.00)

During the year ended June 30, 2006, basic accounting errors were made and were left uncorrected as they were considered immaterial to our overall financial statements.  The overstatement of interest expense is corrected in the current year as an adjustment to the opening balance of retained earnings in the accompanying condensed financial statement.  The difference in inventory was subsequently adjusted through our physical inventory count during the year ended June 30, 2007.

(10)  Subsequent Events- Financing

In September 2007, an affiliate loaned the Company $88,056 in the form of an unsecured note carrying 8% annual interest maturing December 15, 2007.

In July 2007, we sold an additional 100,000 shares of common stock to two unaffiliated investors at $1.25 per share, as part of the private placement discussed in Note 5.  Total cash proceeds received were $125,000.  No commissions were paid in connection with this transaction.

In July 2007, a director loaned the Company $36,000 in the form of an unsecured demand note carrying 8% annual interest.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 8A.  Controls and Procedures.

Prior to September, 2006, LGA’s internal disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) and internal control over financial reporting(as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) were not effective.  As part of the audit of the June 30, 2006, financial statements, the auditors discovered indications of embezzlement by the Company’s bookkeeper.  The embezzled amount was approximately $134,000 and occurred between June, 2005, and October, 2006.

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

LGA did not have formal internal control over financial reporting (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2006, and through September, 2006, when the embezzlement was discovered.  The weaknesses in internal controls and procedures that were exploited by the Company’s bookkeeper were (1) a lack of segregation of duties over cash management (including credit cards) and (2) insufficient supervision by management over accounting functions.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal controls over financial reporting were implemented in late 2006 and the Company’s principal executive officer and principal financial officer have concluded that they are now effective.

The Company’s principal executive officer and principal financial officer have concluded that disclosure controls and procedures are minimal, but also effective due to the Company’s small size and the regular communications among its seven full-time employees.

Item 8B.      Other Information.

None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors serve terms of 1 year or until his or her successor has been elected and qualified.

Name	Age	Position	Director Since

Marty Williams*	47	Chief Executive Officer,	June 2004
		President Director

Sara Williams*	38	Secretary, Treasurer,	June 2004
		Director

Eric Nickerson	56	Director	June 1990

Matthew Drabczyk	48	Vice President Engineering,	May 2006
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

ERIC J. NICKERSON has served as a Director of LGA since June of 1990 and as a Director of Aero since April 2001.  Mr. Nickerson joined the Company in the position of Controller in November, 2006.  Mr. Nickerson was a member of the faculty of the United States Military Academy at West Point, New York from 1989 to 1993. In June 1993, Mr. Nickerson retired as a United States Air Force officer. Currently, Mr. Nickerson is a private investor and directs personal accounts in an investing partnership, Third Century II. Third Century II is a major shareholder in LGA.

MATTHEW DRABCZYK has served as Vice President and Director of LGA since May, 2006.  Mr. Drabczyk has been President of Restaurant Interiors, Inc. for more than five years where he is responsible for sales, engineering and accounting.  Restaurant Interiors constructs and installs commercial dining facilities.

Legal Proceedings

None.

Audit Committee

LGA does not have an audit committee and neither LGA nor Aero have a financial expert on their respective Boards of Directors or as an employee. LGA's Board of Directors acts as its audit committee. LGA is a company with annual revenue of less than $500,000 and its accounting is relatively simple. Therefore, the Company's management did not believe having a financial expert offered shareholders much benefit considering the costs that would have been involved.  See Item 8A, above.  None of the Board of Directors is independent as defined in Rule 10A-3 of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

The following table sets forth information determined by LGA with respect to the indicated person's requirements to file Forms 3, 4 and 5 for LGA's most recent fiscal year.

Name	Number of Late Reports	Number of Transactions That Were Not Reported	Known Failures to File

Eric Nickerson	1	1	1

Third Century II	1	1	1

Code of Ethics

LGA has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has only 7 full time employees and limited revenues. Its two principal officers, majority shareholders and half of the Board of directors are husband and wife. Mr. & Mrs. Williams do not believe that the Company presently needs written standards that are reasonably designed to deter wrongdoing and to promote:

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

Item 10. Executive Compensation.

The following table sets forth information with respect to all officers of LGA and Aero who received $100,000 or more of annual compensation for all services rendered in all capacities in the three most recent fiscal years and for the CEO regardless of compensation.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Marty Williams CEO, President, Director	2007	48,000	0	0	0	0	0	0	48,000
	2006	48,000	0	0	0	0	0	0	48,000

Matthew Drabczyk, Vice President Engineering, Director	2007	0	0	0	165,000	0	0	0	165,000
	2006	0	0	0	0	0	0	0	0

The following table contains information regarding equity awards outstanding at the end of the last completed fiscal year held by the named executive officers.

Outstanding Equity Awards at fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Marty Williams	500,000	0	0	0.70	2010	0	0	0	0
Sara Williams	500,000	0	0	0.70	2010	0	0	0	0
Matthew Drabczyk	250,000	0	0	0.70	2015	0	0	0	0
Matthew Drabczyk	100,000	0	0	1.75	2017	0	0	0	0
Third Century II	215,000	0	0	1.00	2012	0	0	0	0

Director Compensation

Directors as a group are currently not compensated as such for their services.  The following table provides information regarding compensation received by persons who are directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matthew Drabczyk	$0		165,000				165,000

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains information as of September 24, 2007, summarizing the beneficial ownership of LGA common stock by (1) each person known to LGA to be the beneficial owner of more than 5% of its issued and outstanding common stock, (2) LGA's executive officers and directors individually, and (3) all LGA's executive officers and directors as a group. Except as stated in the footnotes to the table, each of these persons exercises sole voting and investment power over the shares of common stock listed for that person.

Name and Address	Position	Number of LGA Common Shares Held	Percentage of Outstanding Share Held

Marty Williams (1), (2)	President, Chief	2,854,999	28.2%
5565 Teakwood Terrace	Executive Officer,
Colorado Springs, CO 80918	Director

Sara Williams 1, (3)	Secretary,
5565 Teakwood Terrace	Treasurer,	2,854,999	28.2%
Colorado Springs, CO 80918	Director

Eric J. Nickerson (4)
1711 Chateau Ct.	Director	3,813,560	40.9%
Fallston, MD 21047

Matthew Drabczyk (5)	Vice President
Restaurant Interiors	Engineering,
5530 Joliet St.	Director	608,886	6.4%
Denver, CO 80239

All Officers and Directors as a Group (3 persons) (6)	NA	7,277,445	68.2%

Floyd Murray
13020 Caraway Dr.	NA	2,069,069	22%
Sun City West, AZ 85375

Third Century II
1711 Chateau Ct. (7)	NA	3,659,403	39.3%
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

(4) Includes 3,659,403 shares deemed owned by Third Century II. Mr. Nickerson is Senior Partner of the investment company Third Century II. Mr. Nickerson disclaims beneficial ownership of all of the shares and options owned by Third Century II.

(5)  Includes options to acquire 350,000 shares.

(6)  The Directors are Marty Williams, Sara Williams, Eric J. Nickerson and Matthew Drabczyk and includes the shares deemed directly or indirectly beneficially owned by each of them.

(7)  Includes options to acquire 215,000 shares.

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

Item 12. Certain Relationships and Related Transactions.

Please refer to Note 2 to the Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the year ended June 30, 2007, Mr. Williams, the Company’s Chief Executive Officer, President and an Officer, loaned the Company $60,000 at 8% interest with principal and interest due June 30, 2010.

In September 2006, the Company reclassified $106,408 from a note payable to Marty and Sara Williams to accrued payroll.  This was a reversal of an earlier transaction in order to avoid having to restate earlier financial statements that incorrectly described the transaction.  The accrued interest of $6,478 was forgiven by the Williams and deemed a contribution to the Company’s capital.

The grant of 100,000 options described in note 2 to the financial statements was to Matt Drabczyk.

The sale of 215,000 units described in note 2 to the financial statements was to Third Century II.  This transaction was part of a private placement that was available to other investors on the same terms.  Mr. Nickerson, Controller and a Director of the Company, is Senior Partner of Third Century II.  The sale of the call option described in note 2 to the financial statements was to Third Century II.

Item 13. Exhibits.

        31.1   - A Rule 13a-14(a)/15d-14(a) Certifications
        31.2   - A Rule 13a-14(a)/15d-14(a) Certifications

        33.1   - A Certification Pursuant To 18 U.S.C. Section. 1350
        33.2  - A Certification Pursuant To 18 U.S.C. Section. 1350

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for the audit of LGA's and Aero's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $16,269 for 2006 and $37,900 for 2007.  This amount is a substantial increase over 2006 and is a result of costs involved in the embezzlement.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of Schedule 14A were $-0- for 2006 and $-0- for 2007.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $-0- for 2006 and $-0- for 2007.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A were $-0-for 2006 and $-0- for 2007.

Audit Committee Policies

Neither LGA nor Aero has an audit committee. Such authority is exercised by the full Boards of Directors of each company.  The board has delegated hiring authority to the Company President.  All directors are intimately involved with the day-to-day operations of the Company, which include its financial operations.  Therefore, all Directors are aware of and involved with the engagement of the auditor. Neither Board currently has any pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X; or (ii) approved any services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were subject to approval by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LGA Holdings, Inc.
(Registrant)
By: /s/ Marty Williams
Marty Williams, Chief Executive Officer, President
Date September 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Marty Williams
Marty Williams, Chief Executive Office, Director
Date September 28, 2007

By: /s/ Sara Williams
Sara Williams, Treasurer (principal financial officer), Director
Date September 28, 2007

By:  /s/ Eric Nickerson
Eric Nickerson, Director
Date September 28, 2007

By:  /s/ Matthew Drabczyk
Matthew Drabczyk, Director
Date September 28, 2007