Form 10QSB
period 2007-09-30
LGA Holdings, INC
filed 2007-11-13
CIK 845696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,108,330 shares of common stock outstanding as of November 2007

Transitional Small Business Disclosure Format:  Yes [ X ]    No [ X ]

LGA HOLDINGS, INC.
Index to Financial Statements
(Unaudited)

Page

Condensed Balance Sheet at September 30, 2007	3

Condensed Statements of Operations, for the three months ended
September 30, 2007 and 2006	4

Condensed Statement of Changes in Shareholders' Deficit for
the period from July 1, 2006 through September 30, 2007	5

Condensed Statements of Cash Flows, for the three months ended
September 30, 2007 and 2006	6

Notes to Condensed Financial Statements	7

LGA HOLDINGS, INC.
Condensed Balance Sheet
September 30, 2007
(Unaudited)

Assets
Current assets:
Cash	$37,068
Account and notes receivable	24,399
Inventory, at lower of cost or market	287,358
Prepaid expenses and other	20,369
Total current assets	369,194

Property and equipment, net	278,448
Accumulated depreciation	(149,565)
Intangible Assets	118,278
Accumulated amortization	(21,340)
Other assets	2,605

Total assets	$597,619

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	72,844
Accrued payroll	137,688
Accrued interest, related party (Note 2)	5,511
Total current liabilities	216,043

Long-term debt, related party (Note 2)	184,056

Total liabilities	400,099

Shareholders’ equity:
Common stock	9,108
Additional paid-in capital	1,904,030
Retained deficit	(1,715,619)

Total shareholders' equity	197,520

Total liabilities and shareholders' equity	$597,619

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statements of Operations
(Unaudited)

	Three months ended
	September 30,
	2007	2006
Sales and Revenue:
Sales and revenue	$126,975	$117,015

Costs and expenses:
Costs of sales and revenue	99,350	61,837
Research and development	12,361	10,944
General and administrative	116,811	110,844

Total costs and expenses	228,523	183,625

Operating loss	(101,548)	(66,610)

Other income (expense):
Other income	—	115
Interest expense	(2,861)	(704)
Embezzlement expense, net of recoveries	—	(14,485)

Loss before income taxes	(104,408)	(81,684)

Income tax provision	—	—

Net loss	$(104,408)	$(81,684)

Basic and diluted loss per share	$(0.01)	$(0.01)

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total

Balance at July 1, 2007	8,972,980	$8,973	$1,754,065	$(1,611,210)	$151,828

Sale of common stock at $1.25 per share	100,000	100	124,900	—	125,000
Common stock options
exercised at $0.70 per share	35,350	35	25,065	—	25,100
Net loss	—	—	—	(104,408)	(104,408)

Balance at September 30, 2007	9,108,330	$9,108	$1,904,030	$(1,715,619)	$197,520

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net cash used in
operating activities	(235,208)	(95,964)

Cash flows from investing activities:
Purchase of equipment and other assets	(1,880)	(35,647)

Net cash used in
investing activities	(1,880)	(35,647)

Cash flows from financing activities:
Proceeds from related party debt (Note 2)	124,056	—
Proceeds from sale of common stock	125,000	150,500
Proceeds from exercise of stock options	25,100	—

Net cash provided by
financing activities	274,156	150,500

Net change in cash and
cash equivalents	37,068	18,889

Cash and cash equivalents:
Beginning of year	—	—

End of year	$37,068	$18,889

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$—	$—

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 1:  Basis of presentation

The condensed financial statements presented herein have been prepared by our Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated June 30, 2007, and should be read in conjunction with the notes thereto.

In our opinion, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited. The unaudited interim financial information presented herein has been prepared by the Company in accordance with the policies in its audited financial statements for the period ended June 30, 2007 and should be read in conjunction with the notes thereto.

The accompanying statements of operations and cash flows reflect the three-month period ended September 30, 2007. The comparative figures for the three-month period ended September 30, 2006 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

Recent Accounting Pronouncements

In September 2006, FASB issued Statement 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permit entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the measurement and recognition related to accounting for income taxes.  This interpretation did not have a significant impact on the financial statements due to the Company’s significant net operating loss carryforward.

LGA HOLDINGS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation. The reclassification did not have an effect on total revenues, total costs and expenses, loss from operations, net loss and net loss per share.

Note 2:  Related Party

During September, 2007, an affiliate loaned the Company $88,056 in the form of an unsecured note carrying 8% annual interest maturing December 15, 2007.

During July, 2007, a director loaned the Company $36,000 in the form of an unsecured demand note carrying 8% annual interest.

Note 3:  Capital Stock

During July 2007, two unaffiliated investors purchased a total of 100,000 shares of our common stock in a private placement offering for total cash proceeds of $125,000 or $1.25 per share.  No commissions were paid in connection with this transaction.

In September 2007, a former employee exercised options to purchase 35,350 shares of our common stock for proceeds of $25,100 or $0.70 per share.

Note 4:  Income taxes

We record income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  We have incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 5:  Inventory

Inventory consists of raw materials and finished inventory, which have been accounted for at lower of cost or market.

Raw materials	$117,938
Finished goods	169,420
$287,358

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

Results of Operations

	Thre months ended
	September 30,
	2008	2007
Revenue	$126,975	$117,015
Cost of Revenue	99,350	61,837
Gross Margin	27,625	62,348
SGA	116,811	110,844
Net Loss	(104,408)	(81,683)

First Quarter 2008 Compared with First Quarter 2007

During the first Quarter of Fiscal 2008, the Company had revenues of $126,975, which represented an increase of $9,960 or 8% over the comparable quarter's revenue of $117,015.  During the first quarter of Fiscal 2008, the Company had substantial changes in the product mix compared to 2007’s first quarter.  In particular, the company’s Little Giant Trailer, a product not in existence during fiscal 2007, was the company’s largest selling product by dollar volume in the most recent quarter.

Cost of revenue increased $37,513 or 69% from $61,837 in 2007 to $99,350 in 2008.  This substantial increase in product costs was due primarily to high costs of the Company’s initial inventory of Little Giant trailers, the first such trailers ever produced by our manufacturer in China.  After the trailers arrived at our warehouse, we discovered certain shortfalls in product quality.  The full cost of correcting these shortfalls for the entire stock of trailers is included in Cost of Revenue for the 2008 1st quarter.  We anticipate some recovery of these quality improvement costs from our Chinese vendor.  No assurance can be given of the timing or magnitude of such recoveries.

Gross margin on product sales decreased substantially in the first quarter of 2008 versus the first quarter of 2007, both absolutely and in percentage terms, due to the reasons discussed above.

SG&A expenses decreased slightly year-to-year, despite increased business activity and employee head count, due to the absence in the 2008 quarter of the substantial embezzlement-associated expenses incurred in the 2007 quarter.

Net loss for the current quarter was ($104,408) or ($0.01) per share as compared to ($81,683) or ($0.01) per share for the Quarter ended Sept. 30, 2006.

Liquidity and Capital Resources

The Company's cash position increased from $18,889 at September 30, 2006 to $37,068 at September 30, 2007. During the first quarter of Fiscal 2008, the Company used $235,208 of cash to fund its operating activities.  Negative operating cash flow was substantially greater than the operating loss primarily due to large inventory purchase expenditures.

LGA Capital Requirements

The Company reported shareholder equity of $197,520 as of September 30, 2007, as compared with $181,755 as of September 30, 2006.

The Company will need additional capital in order to achieve and sustain profitable operations. LGA has a history of obtaining growth capital from three sources, 1) equity sales, 2) product margin, 3) licensing revenue. LGA prefers to obtain operating capital from operating margin and licensing revenue.

The Company is working on several product licensing opportunities that, if completed, have the potential to generate significant operating capital for our business. However, no assurance can be given as to whether these discussions will result in a completed transaction, nor can the Company give any assurances as to the timing or financial magnitude of these transactions.

The Company is experiencing a growing level of product interest from consumers, dealers, distributors and OEM's.  The Company displayed product at the October, 2007 SEMA show and the Company's products received a favorable response.

The Company has inventory available for immediate shipment of all primary products, and nearly all planned accessories.

The Company anticipates substantial improvement in operating margins due to higher selling prices and reduced per-unit inventory acquisition costs.  Even so, our operating plans for the balance of the current fiscal year may require additional capital.  The Company can provide shareholders with no assurance the required additional capital will be forthcoming on terms acceptable to shareholders.

While a portion of the current liabilities, approximately $184,056, is owed to present officers and/or directors, there can be no assurance that these officers/directors will not seek payment in the near term.

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

LGA Holdings, Inc (Registrant)

Date: November 13, 2007	By:	/s/ Marty Williams
Marty Williams Chief Executive Officer, President