Form 10QSB
period 2007-12-31
LGA Holdings, INC
filed 2008-02-06
CIK 845696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,108,330 shares of common stock outstanding as of December 2007.

Transitional Small Business Disclosure Format:  Yes [ X ]    No [ X ]

LGA HOLDINGS, INC.
Index to Financial Statements
(Unaudited)

Page

Condensed Balance Sheet at December 31, 2007	3

Condensed Statements of Operations, for the six months ended
December 31, 2007 and 2006 and for the three months ended
December 31, 2007 and 2006	4

Condensed Statement of Changes in Shareholders' Equity for
the period from July 1, 2007 through December 31, 2007	8

Condensed Statements of Cash Flows, for the six months ended
December 31, 2007 and 2006	8

Notes to Condensed Financial Statements	7

LGA HOLDINGS, INC.
Condensed Balance Sheet
December 31, 2007
(Unaudited)

Assets
Current assets:
Cash	$5,119
Account and notes receivable	24,340
Inventory, at lower of cost or market (Note 3)	268,887
Prepaid expenses	6,264

Total current assets	304,610

Property and equipment	293,398
Accumulated depreciation	(149,565)
Intangible Assets	120,648
Accumulated amortization	(21,340)
Other assets	2,605

Total assets	$550,356

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$111,985
Accrued payroll	128,963
Accrued other liabilities	12,860
Notes payable, related party (Note 2)	124,056

Total current liabilities	377,864

Long term note payable, related party (Note 2)	60,000

Total liabilities	437,864

Shareholders’ equity:
Common stock	9,109
Additional paid-in capital	2,357,931
Accumulated deficit	(2,254,547)

Total shareholders' equity	112,493

Total liabilities and shareholders' equity	$550,356

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statements of Operations
(Unaudited)

	Six months ended		Three months ended
	December 31,		December 31,
	2007	2006	2007	2006

Sales and revenue	$222,093	$167,428	$95,118	$50,413

Costs of sales and revenue	169,152	85,993	69,802	31,326
Research and development	22,201	70,314	9,840	59,370
Selling, general and administrative	667,243	258,025	550,432	140,011

Total operating expenses	858,596	414,332	630,074	230,707

Operating loss	(636,503)	(246,904)	(534,956)	(180,294)

Other income (expense):
Other income	—	193	—	78
Interest expense	(6,835)	(2,466)	(3,974)	(1,762)
Embezzlement expense, net of recoveries	—	(44,764)	—	(30,279)

Loss before income taxes	(643,338)	(293,941)	(538,930)	(212,257)

Income tax provision	—	—	—	—

Net loss	$(643,338)	$(293,941)	$(538,930)	$(212,257)

Basic and diluted loss per share	$(0.07)	$(0.03)	$(0.06)	$(0.02)

Number of weighted average common shares
outstanding	9,089,793	8,603,198	9,108,310	8,628,793

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at July 1, 2007	8,972,960	$8,974	$1,754,066	$(1,611,209)	$151,831

Sale of common stock at $1.25 per share	100,000	100	124,900	—	125,000
Common stock options
exercised at $0.70 per share	35,350	35	25,065	—	25,100
Stock options issued (Note 4)	—	—	453,900	—	453,900
Net loss	—	—	—	(643,338)	(643,338)

Balance at December 31, 2007	9,108,310	$9,109	$2,357,931	$(2,254,547)	$112,493

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended
	December 31,
	2007	2006

Net cash used in operating activities	$(249,837)	$(73,848)

Cash flows from investing activities:
Purchase of equipment and other assets	(19,200)	(35,825)

Net cash used in investing activities	(19,200)	(35,825)

Cash flows from financing activities:
Proceeds from notes payable, related party	124,056	60,000
Proceeds from exercise of stock options	25,100	—
Proceeds from sale of common stock	125,000	150,000

Net cash provided by financing activities	274,156	210,000

Net change in cash	5,119	100,327

Cash, beginning of period	—	—

Cash, end of period	$5,119	$100,327

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$—	$—

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

The accompanying statements of operations and cash flows reflect the six-month and three-month period ended December 31, 2007. The comparative figures for the three-month and six-month periods ended December 31, 2006 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 , or FIN No. 48. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the benefit of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company has adopted FIN No. 48.  This interpretation did not have a significant impact on the financial statements due to the Company’s significant net operating loss carryforward.

LGA HOLDINGS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation. The reclassification did not have an effect on total revenues, total costs and expenses, loss from operations, net loss and net loss per share.

Note 2:  Related Party

During September, 2007, an affiliate loaned the Company $88,056 in the form of an unsecured note carrying 8% annual interest which matured on December 15, 2007.  It was agreed that if the note is not paid on the due date, the entire principal and accrued interest shall continue to draw interest at the rate of 8%.  In January 2008, the principal and accrued interests were paid in full.

During July, 2007, a director loaned the Company $36,000 in the form of an unsecured demand note carrying 8% annual interest.  In January 2008, the principal and accrued interests were paid in full.

Note 3:  Inventory

Inventory consists of raw materials and finished inventory, which have been accounted for at lower of cost or market.

Raw materials	$84,100
Finished goods	184,787
$268,887

Note 4:  Shareholders’ Equity

Stock Options

On November 26, 2007, the Company granted officers and employees options to purchase an aggregate of 730,000 shares of the Company’s common stock at an exercise price of $1.50 per share under the 2005 Equity Incentive Plan.  The options vested on the date of grant and expire on November 26, 2012.  The quoted market price of the stock was $0.51 per share on the date of grant.  The Company valued the options at $0.51 per share, or $372,300, in accordance with SFAS 123(R).  Stock-based compensation of $372,300 was recorded in the accompanying financial statements for the six months ended December 31, 2007.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

LGA HOLDINGS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Risk-free interest rate	3.23%
Dividend yield	0.00%
Volatility factor	287.00%
Weighted average expected life	5 years

On November 26, 2007, the Company granted an officer and two vendors options to purchase an aggregate of 160,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  The options vested on the date of grant and expire on November 26, 2017.  The quoted market price of the stock was $0.51 per share on the date of grant.  The Company valued the options at $0.51 per share, or $81,600 in accordance with SFAS 123(R).  Stock-based compensation of $81,600 was recorded in the accompanying financial statements for the six month ended December 31, 2007.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.83%
Dividend yield	0.00%
Volatility factor	287.00%
Weighted average expected life	10 years

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

Note 5:  Income taxes

We record income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  We have incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 6:  Subsequent Events

In January 2008, an unaffiliated existing investor exercised options at $.70 to acquire 43,148 common shares of the Company.  Cash proceeds to the Company were $30,204.

LGA HOLDINGS, INC.
Notes to Condensed Financial Statements
(Unaudited)

In January 2008, the Company signed a license agreement with Cequent Towing Products, a division of Trimas Corporation (Cequent).  This license gives Cequent exclusive manufacturing and sales rights to the Company’s entire line of hitch-mounted cargo carriers, Silent Hitch Pin, and “Pixie” bicycle carrier, for a two-year period.  Following the two-year exclusive period, Cequent retains non-exclusive rights for the life of the patents contained in these products.  The agreement also contains a right of first refusal for Cequent on any license agreement that the Company may consider with other parties for the Company’s GearWagon 125 and Little Giant trailer products.  The agreement provides for a $400,000 upfront fee and continuing royalties paid by Cequent to the Company for the life of the patents.  The Company anticipates that these payments will substantially alter the Company’s business model going forward from the December 31, 2007 quarter.  The Company’s revenue mix will shift proportionally away from direct sales to distributors, dealers, and end users, toward proportionally increasing royalty and fee income into the foreseeable future.  The Company plans to recognize the upfront fee on a straight-line basis over the two year exclusive license period.

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

Results of Operations

Results of Operations	Three months ended December 31,
	2008	2007
Revenue	95,118	50,413
Cost of Revenue	69,802	31,326
Gross Margin	25,316	19,087
Research and Development	9,840	59,370
SG&A (less Stock-Based Compensation)	(96,532)	(140,011)
Stock-Based Compensation	(453,900)	(0)
Net (Loss)	(538,930)	(212,257)

Second Quarter 2008 Compared with Second Quarter 2007

During the second quarter of Fiscal 2008, the Company had revenues of $95,118, which represented an increase of $44,705 or 88% over the comparable quarter's revenue of $50,413.  During the second quarter of Fiscal 2008, the Company had a substantially broader product line compared to 2007’s second quarter.  In particular, the company’s Little Giant trailer, a product not in existence during fiscal 2007, was the company’s largest selling product by dollar volume in the most recent quarter.

Cost of revenue increased $38,476 or 123% from $31,326 in 2007 to $69,802 in 2008.  This increase in product costs was primarily due to higher unit sales volumes, increased shipping costs, and to costs associated with mitigation of product quality shortfalls in the company’s initial inventory of Little Giant trailers.

Gross margin on product sales decreased in the first quarter of 2008 versus the first quarter of 2007, both absolutely and as a percentage of sales, primarily due to increased shipping costs and to substantial sales out of the initial inventory of the Company’s Little Giant trailer in the 2008 second fiscal quarter, versus no such sales in the 2007 second fiscal quarter.  This inventory carried added costs, and hence narrower gross margins, to mitigate product quality shortfalls.

Research and development expenses decreased materially due to substantial completion of development work throughout the Company’s current product line during the time between the second fiscal quarters of 2007 and 2008.

SG&A expenses (aside from stock-based compensation) decreased significantly year-to-year, despite increased business activity and employee head count, primarily due to the absence in the 2008 quarter of the substantial embezzlement-associated expenses incurred in the 2007 quarter.

Stock-Based Compensation expense was $453,900 in 2008 versus $0 in 2007.  The 2008 expense resulted entirely from the ISO and NSO awards described in Note 4 of the Financial Statements.

Net (loss) for the current quarter was ($538,930) or ($0.06) per share as compared to ($212,257) or ($0.02) per share for the Quarter ended Sept. 30, 2006.  The substantial increase in the net (loss) was due primarily to stock-based compensation.

Liquidity and Capital Resources

The Company's cash position decreased from $100,321 at December 31, 2006 to $5,119 at December 31, 2007.  Due to the subsequent events described in Note 6 to the Financial Statements, cash balance substantially increased in January, 2008.  During the first half of Fiscal 2008, the Company used ($249,837) of cash to fund its operating activities.  Negative operating cash flow was substantially less than the operating loss in the first half of fiscal 2008 primarily due to stock-based compensation, a non-cash expense.

LGA Capital Requirements

The Company reported shareholder equity of $112,493 as of December 31, 2007, as compared with $119,497 as of December 31, 2006.

The Company does not anticipate any need for additional capital infusions.  We anticipate that licensing and product sales revenues will be sufficient to fund all of our operating activities and present growth plans.  In the event the Company decides to respond to expanding growth opportunities in the future, additional capital may be required.  The Company cannot give any assurance that such additional capital would be available on terms acceptable to shareholders.

The Company is working on several product licensing opportunities that, if completed, have the potential to generate significant revenues beyond those figuring into our current plans.  In the event that revenues substantially exceed our operating requirements, consideration would be given to cash dividends, and/or stock repurchases.  However, no assurance can be given as to whether these discussions will result in a completed transaction, nor can the Company give any assurances as to the timing or financial magnitude of these transactions.

The Company anticipates improvement in operating margins due to higher selling prices, reduced per-unit inventory acquisition costs, the proportional shift of our revenue mix toward royalties and fees described in Note 6 to the Financial Statements, and a possible reduction in SG&A.  In the event that these anticipations prove mistaken, the Company can provide shareholders with no assurance that any required additional capital will be available on terms acceptable to shareholders.

While a portion of the current liabilities, approximately $124,000, is owed to present officers and/or directors, there can be no assurance that these officers/directors will not seek payment in the near term.  The Company does anticipate paying off a substantial portion of these liabilities during the third quarter of Fiscal 2008.

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

LGA Holdings, Inc. (Registrant)

Date: February 6, 2008	By:	/s/ Marty Williams
Marty Williams Chief Executive Officer, President