Form 10QSB
period 2008-03-31
LGA Holdings, INC
filed 2008-05-14
CIK 845696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,108,330 shares of common stock outstanding as of March 2008.

Transitional Small Business Disclosure Format:  Yes [ X ]    No [ X ]

LGA HOLDINGS, INC.
Index to Financial Statements
(Unaudited)

Page

Condensed Balance Sheet at March 31, 2008 and June 30, 2007	3

Condensed Statements of Operations, for the nine months ended
March 31, 2008 and 2007 and for the three months ended
March 31, 2008 and 2007	4

Condensed Statement of Changes in Shareholders' Equity for
the period from July 1, 2007 through March 31, 2008	8

Condensed Statements of Cash Flows, for the nine months ended
March 31, 2008 and 2007	8

Notes to Condensed Financial Statements	7

LGA HOLDINGS, INC.
Condensed Balance Sheets
(Unaudited)

	March 31,	June 30,
	2008	2007
Assets
Current assets:
Cash	$49,630	$—
Account and notes receivable	39,047	9,683
Inventory, at lower of cost or market (Note 3)	375,645	165,851
Prepaid expenses	6,264	20,084

Total current assets	470,586	195,618

Property and equipment	293,398	276,569
Accumulated depreciation	(158,139)	(140,860)
Intangible Assets	120,647	118,278
Accumulated amortization	(23,750)	(20,501)
Other assets	2,605	2,605

Total assets	$705,347	$431,709

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$52,584	$93,199
Unearned revenue	349,030	—
Accrued payroll	27,548	123,399
Accrued other liabilities	124,659	2,804

Total current liabilities	553,821	219,402

Long term note payable, related party (Note 2)	60,000	60,000

Total liabilities	613,821	279,402

Shareholders’ equity:
Common stock	9,151	8,973
Additional paid-in capital	2,388,091	1,754,066
Accumulated deficit	(2,305,716)	(1,610,732)

Total shareholders' equity	91,526	152,307

Total liabilities and shareholders' equity	$705,347	$431,709

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statements of Operations
(Unaudited)

	Nine months ended		Three months ended
	March 31,		March 31,
	2008	2007	2008	2007

Sales and revenue	$420,979	$287,025	$198,886	$119,597
			—
			—
Costs of sales and revenue	273,489	146,660	104,337	60,667
Research and development	30,263	75,499	8,062	5,185
Selling, general and administrative	804,145	645,482	136,902	387,457

Total operating expenses	1,107,897	867,641	249,301	453,309

Operating loss	(686,918)	(580,616)	(50,415)	(333,712)

Other income (expense):
Other income	—	230	—	37
Interest expense	(7,389)	(4,479)	(553)	(2,013)
Embezzlement expense, net of recoveries	(200)	(44,764)	(200)	—

Loss before income taxes	(694,507)	(629,629)	(51,168)	(335,688)

Income tax provision	—	—	—	—

Net loss	$(694,507)	$(629,629)	$(51,168)	$(335,688)

Basic and diluted loss per share	$(0.08)	$(0.07)	$(0.01)	$(0.04)

Number of weighted average common shares
outstanding	9,109,503	8,654,627	9,108,310	8,912,127

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at July 1, 2007	8,972,960	$8,974	$1,754,066	$(1,611,209)	$151,831

Sale of common stock at $1.25 per share	100,000	100	124,900	—	125,000
Common stock options
exercised at $0.70 per share	78,498	77	55,225	—	55,302
Stock options issued (Note 4)	—	—	453,900	—	453,900
Net loss	—	—	—	(694,507)	(694,507)

Balance at March 31, 2008	9,151,458	$9,151	$2,388,091	$(2,305,716)	$91,526

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	March 31,
	2008	2007
Net cash used in operating activities	$(128,715)	$(227,918)

Cash flows from investing activities:
Purchase of equipment and other assets	(1,880)	(57,145)

Net cash used in investing activities	(1,880)	(57,145)

Cash flows from financing activities:
Proceeds from notes payable, related party	124,056	60,000
Repayment of notes payable, related party	(124,056)	—
Proceeds from exercise of stock options	55,225	—
Proceeds from sale of common stock	125,000	251,250

Net cash provided by financing activities	180,225	311,250

Net change in cash	49,630	26,187

Cash, beginning of period	—	—

Cash, end of period	$49,630	$26,187

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$—	$2,575

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

The accompanying statements of operations and cash flows reflect the three-month and nine-month periods ended March 31, 2008. The comparative figures for the three-month and nine-month periods ended March 31, 2007 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

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

Note 3:  Inventory

Inventory consists of raw materials and finished inventory, which have been accounted for at lower of cost or market.

Raw materials	$91,879
Finished goods	283,766
$375,645

In February, 2008, the Company purchased 60 completed GearWagon 125 Sport Utility Trailers from its manufacturer, Elkhart Sales and Service (ESS) of Elkhart, Indiana.  Total cost for this inventory was $116,140.  We financed the purchase with a 6% note payable to ESS under terms calling for monthly payment of accrued interest, and repayment of principal coincident with sales of the trailers. In addition, the Company purchased certain GearWagon 125 raw material inventories from ESS for cash of $12,885.  Simultaneously, the Company took out an operating lease on ESS facilities necessary for storing these and other Company inventories, delivering products to customers, and assembling additional GearWagon 125 trailers as needed.

Note 4:  Shareholders’ Equity

Stock Options

A summary of changes in the number of stock options outstanding for the nine months ended March 31, 2008 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Shares	Per Share	Life	Value
Outstanding at June 30, 2007.	2,742,595	$0.79	5.21 years	$ 333,250

Granted	890,000	$1.50	5.57 years
Exercised	(78,498)	$0.71	N/A
Cancelled/Expired	(18,585)	$0.70	N/A
Outstanding at March 31, 2008	3,535,512	$0.97	5.44 years

Exercisable at March 31, 2008	3,535,512	$0.97	5.44 years	$ 333,250

LGA HOLDINGS, INC.
Notes to Condensed Financial Statements
(Unaudited)

On November 26, 2007, the Company granted officers and employees options to purchase an aggregate of 730,000 shares of the Company’s common stock at an exercise price of $1.50 per share under the 2005 Equity Incentive Plan.  The options vested on the date of grant and expire on November 26, 2012.  The quoted market price of the stock was $0.51 per share on the date of grant.  The Company valued the options at $0.51 per share, or $372,300, in accordance with SFAS 123(R).  Stock-based compensation of $372,300 was recorded in the accompanying financial statements for the nine months ended March 31, 2007.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.23%
Dividend yield	0.00%
Volatility factor	287.00%
Weighted average expected life	5 years

On November 26, 2007, the Company granted an officer and two vendors options to purchase an aggregate of 160,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  The options vested on the date of grant and expire on November 26, 2017.  The quoted market price of the stock was $0.51 per share on the date of grant.  The Company valued the options at $0.51 per share, or $81,600 in accordance with SFAS 123(R).  Stock-based compensation of $81,600 was recorded in the accompanying financial statements for the nine month ended March 31, 2007.

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

Note 5:  License Agreement

In January 2008, the Company signed a license agreement with Cequent Towing Products, a division of Trimas Corporation (Cequent).  This license gives Cequent exclusive manufacturing and sales rights to the Company’s entire line of hitch-mounted cargo carriers, Silent Hitch Pin, and “Pixie” bicycle carrier, for a two-year period.  Following the two-year exclusive period, Cequent retains non-exclusive rights for the life of the patents contained in these products.  The agreement also contains a right of first refusal for Cequent on any license agreement that the Company may consider with other parties for the Company’s GearWagon 125 and Little Giant trailer products.  The agreement provides for a $400,000 upfront fee and continuing royalties paid by Cequent to the Company for the life of the patents.  The Company anticipates that these payments will substantially alter the Company’s business model going forward throughout calendar 2008 and beyond.  The Company’s revenue mix will shift proportionally away from direct sales to distributors, dealers, and end users, toward proportionally increasing royalty and fee income into the

LGA HOLDINGS, INC.
Notes to Condensed Financial Statements
(Unaudited)

foreseeable future.  The Company plans to recognize revenue from the upfront fee on a straight-line basis over the two year exclusive license period.  At 31 March, 2008, accrued royalties resulting from this agreement were immaterial.  The company anticipates that such royalties will expand to material amounts in future periods.

Note 6:  Income taxes

We record income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  We have incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 7:  Subsequent Event

In April, 2008, an unaffiliated existing investor exercised options at $.70 to acquire 30,204 common shares of the Company.  Cash proceeds to the Company were $21,143.

 Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and estimates; actual results may differ materially due to certain risks and uncertainties. For example, the ability of LGA to achieve expected results may be affected by external factors such as competitive price pressures, conditions in the economy and industry growth, and internal factors, such as financing of acquired assets and the ability to control expenses.

Results of Operations
Results of Operations	Three months ended March 31
	2008	2007
Revenue	198,886	119,597
Cost of Revenue	104,337	60,667
Gross Margin	94,549	58,930
Research and Development	8,062	5,185
SG&A	136,902	387,457
Operating (Loss)	(50,415)	(333,712)

Third Quarter 2008 Compared with Third Quarter 2007

During the third quarter of Fiscal 2008, the Company had revenues of $198,886, which represented an increase of $79,289 or 66% over the comparable quarter's revenue of $119,597.  During the third quarter of Fiscal 2008, the Company had a substantially broader product line compared to 2007’s third quarter.  In particular, the company’s Little Giant trailer, a product not in existence during fiscal 2007, was the company’s largest selling product by dollar volume in the most recent quarter.  In addition, the 2008 quarter includes $50,000 of license fee revenue stemming from the event described in Note 5, versus no such revenue in 2007.

Cost of revenue increased $43,670 or 72% from $60,667 in 2007 to $104,337 in 2008.  This increase in product costs was primarily due to higher unit sales volumes, increased shipping costs, and to costs associated with mitigation of product quality shortfalls in the company’s initial inventory of Little Giant trailers.

Gross margin on product sales (which excludes license fee revenue of $50,000) decreased in the third quarter of 2008 versus the third quarter of 2007, both absolutely and as a percentage of sales, primarily due to increased shipping costs and to substantial sales out of the initial inventory of the Company’s Little Giant trailer in the 2008 third fiscal quarter, versus no such sales in the 2007 third fiscal quarter.  This inventory carried added costs, and hence narrower gross margins, to mitigate product quality shortfalls.

SG&A expenses decreased year-to-year, despite increased business activity and employee head count, primarily due to the reduction of share-based compensation to $-0- in the 2008 quarter, versus $288,750 in the 2007 quarter.

Operating (loss) for the quarter ended March 31, 2008 was ($50,415) as compared to ($333,712) for the Quarter ended March 31, 2007.  The substantial decrease in the operating (loss) was due primarily to the $288,750 decrease in stock-based compensation and the $50,000 increase in license fee revenue in 2008 versus 2007, offset by narrower gross margins.

Liquidity and Capital Resources

The Company's cash position increased from $26,187 at March 31, 2007 to $49,630 at March 31, 2008.  Due to the events described in Note 5 to the Financial Statements, cash balance substantially increased in January, 2008.  During the current quarter, the bulk of this cash was used to reduce debt and fund operations.  During the first nine months of Fiscal 2008, the Company used ($128,715) of cash to fund its operating activities.  Negative operating cash flow was substantially less than the operating loss in the first nine months of fiscal 2008 primarily due to stock-based compensation, a non-cash expense.

LGA Capital Requirements

The Company reported shareholder equity of $91,526 as of March 31, 2008, as compared with $173,809 as of March 31, 2007.

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

The Company anticipates improvement in operating margins due to the proportional shift of our revenue mix toward royalties and fees described in Note 5 to the Financial Statements, and a possible reduction in SG&A as we eliminate inventory and manufacturing of products that have been licensed to Cequent.  In the event that these anticipations prove mistaken, the Company can provide shareholders with no assurance that any required additional capital will be available on terms acceptable to shareholders.

While a portion of the long term liabilities, approximately $60,000, is owed to present officers and/or directors, there can be no assurance that these officers/directors will not seek payment in the near term.

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

LGA Holdings, Inc. (Registrant)

Date: May 14, 2008	By:	/s/ Marty Williams
Marty Williams Chief Executive Officer, President