Form 10-K
period 2008-06-30
LGA Holdings, INC
filed 2008-09-29
CIK 845696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal year ended    June 30, 2008

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

State issuer's revenues for its most recent fiscal year. $660,151

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. September 10, 2008: $1,144,817

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. September 10, 2008:  9,247,885

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

Aero's intellectual property has broad application in the automotive industry, and several automotive Original Equipment Manufacturers are in various stages of integrating aspects of Aero's technology into their product lines.  Aero has developed and will continue to develop intellectual property for the Automotive, RV and commercial industries. It is Aero's intent to license its technology to the industry leaders that can most effectively bring the licensed technology to market.  Aero plans to license the production and sales of its products for up-front fees and  ongoing royalties based on unit sales.

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

o
 PIXIE ™ BICYCLE CARRIER.  During 2007, Aero developed and patented a new technology for bicycle carriers.  Aero licensed this technology to Cequent Towing Products, a division of Trimas Corp., at the prototype stage of development, in January 2008.  Aero expects to receive royalties from this license as Cequent brings products based upon this technology to market.

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

With the Tenet combination, Aero began redesigning and retooling its GearDeck, TwinTube, GearSpace and GearWagon products in order to meet market pricing, durability, assembly and shipping expectations. Retooled GearDeck production began in early 2005, TwinTube production began in May, 2006, GearSpace production began in June, 2006, and the company began production and shipping of the retooled GearWagon 125 product in May, 2007.  Also in May, 2007, LGA began shipping its new GearCage™ hitch mounted cargo carrier.  In July, 2007, LGA began shipments of its new LGT-7 utility trailer.  Also during 2007, LGA developed and patented the Pixie™ hitch-mounted bicycle carrier.

In January 2008, the Company signed a license agreement with Cequent Towing Products, a division of Trimas Corporation (Cequent).  This license gives Cequent exclusive manufacturing and sales rights to the Company’s entire line of hitch-mounted cargo carriers, Silent Hitch Pin, and “Pixie” bicycle carrier, for a two-year period.  Following the two-year exclusive period, Cequent retains non-exclusive rights for the life of the patents contained in these products.  The agreement also contains a right of first refusal for Cequent on any license agreement that the Company may consider with other parties for the Company’s GearWagon 125 and Little Giant trailer products.  The agreement provides for a $400,000 upfront fee and continuing royalties paid by Cequent to the Company for the life of the patents.  Royalties are to be paid at the rate of 7% on Cequent’s net revenues from sales of products containing the licensed technology.  The Company anticipates that these payments will substantially alter the Company’s business model going forward throughout Fiscal 2009 and beyond.  The Company’s revenue mix will shift proportionally away from direct sales to distributors, dealers, and end users, toward proportionally increasing royalty and fee income into the foreseeable future.  The Company plans to recognize revenue from the upfront fee on a straight-line basis over the two year exclusive license period.  At June 30, 2008, $100,000 of the up-front fee has been recognized, leaving $300,000 (carried on the Balance Sheet as “Unearned Revenue”) to be recognized over the next eighteen months.  Royalties generated under this agreement have reached material rates of accrual as of June 30, 2008.  The company anticipates that royalties from this agreement will continue to expand for the foreseeable future.

The Future

Aero's future focus is on market, partner and product development. There is a large consumer market for Aero's products, and Aero’s approach to this market is to enter it through partnership arrangements with large existing participants.  The license with Cequent discussed above typifies that approach.  We are offering licenses to all of our existing products under terms similar to the Cequent license.  Royalties and other payments stemming from such licenses are currently allocated to fund continuing development of our newer ideas.

Objectives and Sales

     Objectives

o	To establish manufacturing, sales and marketing for Aero's products domestically and internationally

o	To continue product development and invention work where a clear payoff is predictable

o	To establish positive operating cash flow and earnings

Customer Direct Sales

Historically, close to 80% of Aero's revenue has come from direct-to-end-user sales that resulted from the customer finding Aero's web site.  This proportion has declined and is expected to continue declining as a result of the Cequent license and other similar licenses the company may issue in the future.  We make our products available directly to consumers primarily to prove our products’ market viability to potential licensing partners, such as Cequent.

Aero has promoted its products primarily through a "Public Relations" approach. As a result of these efforts, Aero has spent little on direct advertising, yet has been featured in many national magazines, newspapers, and TV and radio shows. Because Aero's product designs are novel, publishers of magazines frequently feature them in the magazines’ "New Product Review" sections along with Aero's address and web site. This approach has been important to Aero's products getting discovered, while keeping its promotional expenses low.

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

     Product Lines

Several competitors have broad product lines compared to Aero. Aero participates in the roof top cargo carrier market in a limited way with a roof top version of its GearCage line and with GearBag, a full enclosure cargo bag that works well both on roof tops and as a full-enclosure accessory to GearCage.

In terms of product strength, Aero believes it has several distinct advantages over the competition:

o	Large cargo capacities and lightweight designs easily surpass the cargo transport capabilities of roof-top products and other receiver based products currently on the market.

o	The opening systems enable Aero products to enclose space more efficiently.

o	Aero enclosed carrier products offer increased security over open carriers.

o	Aero products are safer than rooftop carriers.

o	Patent filings protect Aero products' ergonomics and efficiencies.

o	Aero products' aerodynamic efficiencies reduce impact on fuel economy.

o	Multiple product offerings provide consumers with various options and price consideration.

     Opening Systems

Aero's GearWagon(R) and GearSpace(TM) capsules represent a new category of container. These containers have shells that are concave so that the lids open by dropping and "nesting" under the base. This allows easy content access for customers. When closed, the shells are "self-reinforcing" and very tough.

     Content Security

Aero's GearWagon® trailers, GearSpace™, and GearDeck™ carriers are lockable and fully enclosed so the owner's gear is in a water and dust free environment. When traveling, having gear out of sight is one of the best theft-prevention steps to take. This means high-value, lightweight objects like cameras and computers can be stowed out of sight in Aero's carriers.

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

     Patent Protection

Starting in 1998, Aero has been diligent at protecting its technology with "utility" patent protection, which is the highest form of invention protection. Utility patents are issued for truly novel technological achievements. The method by which Aero's product capsules open, the way Aero's GearSpace(TM) carrier platforms telescope and pivot, and the features of the Silent Hitch Pin(TM) are all patented aspects of Aero's products. All Aero's patents have at least 11 years remaining in their respective terms.  Aero has eight issued patents and nine pending patents.

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

     Volume and Weight Advantages

Because of Aero's capsular designs, its products offer high "space-to-weight" ratios relative to other cargo carrying products currently on the market.  The GearWagon(R) 125 weighs 480 pounds empty, encloses approximately 125 cubic feet and has a carrying capacity of 1,000 pounds. A standard "box" trailer with similar storage capability typically weighs close to 1,000 pounds empty, meaning that a fully loaded GearWagon(R) 125 weighs only 480 pounds more than a comparable empty box trailer.  Aero's GearSpace(TM) line attaches to one of the strongest points on a vehicle, the hitch receiver.  Aero rates its GearSpace(TM) carriers for 300 pounds of cargo carrying, which gives the owner of a standard SUV more than twice the weight carrying ability of a typical roof top box.

Manufacturing and Development

     Manufacturing

Aero's focus is on product and technology development.  As a result of the Cequent license, all significant product assembly operations formerly performed in-house have been taken over by Cequent.  In the future, Aero may assemble new products, some trailer accessories, and possibly the GearWagon 125 trailer, in-house.

Aero purchased its initial inventory of LGT-7 trailers from AutoTek China, and anticipates a continuing and growing supplier relationship with Autotek China for the LGT-7 and other products utilizing that core technology.

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

     Research and Development

Aero's expenditures for research and development have been $94,095 and $42,654. for the fiscal years ended June 30 2007 and 2008, respectively. See Management's Discussion and Analysis, below.  Aero will continue product development and invention work where a clear payoff is anticipated.  Aero is considering numerous ways to branch and grow its current products depending on market opportunity and demand.  Aero continues to work on new product designs and improvements to protect and expand Aero's existing intellectual property.

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

Aero has had Corporate and Product Liability insurance for the last six years and has not had a product liability claim. Further, as Aero successfully licenses its designs, generally the licensee will be responsible for carrying manufacturer and product liability insurance.

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

Reports Filed with the Securities and Exchange Commission.

LGA is registered with the SEC under the Securities Exchange Act of 1934. As a registrant, LGA files annual (Form 10-KSB that contains audited financial information) and quarterly reports (Form 10-QSB that contain unaudited financial information).  LGA also files proxy statements for its meetings of shareholders and reports of material current events (Form 8-K).  This information may be requested or read through sources described above in this Item 1 or from the Company free of charge.  The Company does not maintain copies of its Securities and Exchange Commission reports on its website, www.letsgoaero.com, because the reports are easily available at www.sec.gov.  Although the Company is required to send annual reports to security holders that contain audited financial information when it solicits proxies for annual meetings of security holders, LGA has not held an annual meeting since 2004.  LGA has no policy of voluntarily sending such reports to security holders.

Item 2. Description of Property.

Aero currently leases 7,500 square feet of combined office and warehouse space at its principal place of business in Colorado Springs, Colorado, that it uses for storage of some inventory and light product assembly. Aero entered into this lease in June, 2008, and expects its facilities will be sufficient for the one-year term of the lease.  We expect the lease to be renewable on nearly unchanged terms should we choose to do so upon its expiration.  The lease rent is $6,100 per month. The space is currently fully built out in good condition and Aero has no plans to renovate it.  Should Aero decide or be forced to move at expiration of the current lease, comparable properties both smaller and larger are available at competitive rates in the same general area as the current facilities. The current space is adequately covered by insurance.

Aero has a month-to-month lease on approximately 15,000 square feet of combined office and warehouse space, plus equipment and improvements, in Elkhart, Indiana.  This facility houses the bulk of Aero’s trailer inventory, plus other raw material inventories.  Pursuant to the terms of the lease, the lessor employs two people at the facility who perform sales fulfillment and inventory management functions for Aero.

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

	Quarter Ended	Low Price	High Price

2006	September 30	1.30	2.95
	December 31.70		1.90
2007	March 31	1.01	1.65
	June 30	1.31	1.61
	September 30	1.45	1.65
	December 31.51		1.50
2008	March 31.51		.81
	June 30.51		.51

The quotations reflect inter-dealer prices, without markup, markdown or commission and may not represent actual transactions.  The sources of prices were Yahoo.com and BigCharts.com.

The number of shareholders of record for LGA's common stock as of June 30, 2008 was 351, which include depositories and broker/dealers who hold shares of common stock in "nominee" or "street" names.
The following table provides information as of the most recently completed fiscal year with respect to compensation plans (including individual compensation agreements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,635,000	$1.01	189,635
Equity plans not approved by security holders *	1,870,308	$.93	0
Total	3,505,308	$..97	189,653

Sales of Unregistered Securities

The following table sets forth information regarding recent sales of unregistered securities.

	Shares of Common
Date	Stock Sold	Aggregate Price
August 2005	43,148	$29,987.86
January 2006	215,738	149,937.91
June 2006	215,000	150,500.00
December 2006	215,000	150,500.00
January 2007	100,000	70,000.00
March 2007	25,000	31,250.00
April 2007	40,000	50,000.00
July 2007	40,000	50,000.00
July 2007	60,000	75,000.00
September 2007	35,350	25,100.00
January 2008	43,148	30,203.60
April 2008	30,204	21,142.80

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

Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Selected Operating Data	Fiscal Year Ended
	June 30,

	2008	2007

Revenue	660,151	408,707

Cost of revenue	417,597	261,996

S G & A (excluding Share-based compensation)	474,009	414,713

Share-based compensation	453,900	295,800

Research & Development	42,654	94,095

Embezzlement (expense), net of recoveries	(1,700)	(44,764)

Net (loss)	(741,686)	(708,180)

Year Ended June 30, 2008, compared to Year Ended June 30, 2007.

During Fiscal 2008, the Company’s revenue rose to $660,151 compared to $408,707 in revenue for Fiscal 2007.  The increase stemmed primarily from increased inquiries generated by our website and customer referrals, from expanded royalty and fee income, and from sales of new products in 2008 that were not available in 2007.  Due to the transition of our hitch-mounted product line to Cequent and to the newness of our trailer products, seasonality of our sales is difficult to detect and predict.  At least through the period during which the Cequent upfront license fee will be amortized (through December 31, 2009), and perhaps beyond, we anticipate that royalty and fee income will increase as a proportion of our total revenues.

Cost of revenue for Fiscal 2008 was $417,597 compared to $261,996 for Fiscal 2007.  Gross margin held steady at approximately 36% in both years primarily due to a slight narrowing of margins on product sales, offset by the rising proportion of royalty revenues, carrying 100% gross margins, to total revenue.  The company anticipates continuing increases in the royalty proportion of total revenue for the foreseeable future.

Selling, General & Administrative expenses (excluding Share-based compensation) increased to $474,009 for Fiscal 2008, compared to $414,713 for Fiscal 2007.  The increase is primarily attributable to increases in a broad range of overhead expenses associated with the increase in sales.

Share-based compensation (included as a component of S G & A in the accompanying Statement of Operations) is the cost to the Company of qualified and non-qualified stock options awarded during the Fiscal Year, valued in accordance with the Black-Scholes option pricing formula.  The computed value of these awards totaled $453,900 in Fiscal 2008 versus $295,800 in Fiscal 2007.  The options awarded during both years went to management personnel and non-management associates of the Company as incentive for services anticipated to be rendered beyond these periods indefinitely into the future.  The value of the awards should not be considered indicative of future option award values.

Research and Development expense for Fiscal 2008 was $42,654 compared to $94,095 for the prior year.  The decrease is attributable to reorientation of the Company’s product development efforts towards improvements and accessories to our primary products, given that the relatively costly development of our primary products was substantially completed in 2007.

The Company suffered substantial embezzlement losses due to activities of a former employee during fiscal 2006 and 2007.  Embezzlement expenses, net of recoveries, declined to $1,700 during Fiscal 2008, from $44,764 in Fiscal 2007, and we anticipate no further losses or recoveries.  We have implemented internal control procedures which we believe will prevent any future losses from embezzlement.

Net loss for Fiscal 2008 increased to ($741,686) or ($0.08) per share compared to ($708,180) or ($0.08) in the prior year primarily due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position was $19,914 at June 30, 2008, versus $-0- at June 30, 2007.  Occasional reductions of our cash balance to $-0-, called an “overdraft” condition, have all been for brief periods in immaterial amounts and have generated no interest expenses.  The company has met all of its financial obligations in a timely manner.  During Fiscal 2008, the Company used $143,937 to fund operating activities.  This negative operating cash flow was substantially less than the $741,686 net loss in Fiscal 2008 primarily due to $453,900 of stock-based compensation (a non-cash expense), and classification as unearned revenue of $300,000 of the $400,000 upfront license fee paid by Cequent.

LGA Capital Requirements

During Fiscal 2007 and 2008, the Company raised operating capital from investors through the following transactions:  In October, 2006, an affiliated investor (the Company President) loaned the Company $60,000 on an unsecured promissory note carrying 8% annual interest, maturing June 30, 2010.  Without this immediate capital infusion, the company would not have been able to continue operations in the wake of the embezzlement discussed in Note 8 to the Financial Statements.  In December, 2006, an affiliated investor purchased 215,000 units, for $150,000.  Each unit was comprised of one share of restricted common stock and one 5-year warrant exercisable at $1.00.  This purchase completed the Company’s existing private placement offering.  In January, 2007, an unaffiliated existing shareholder exercised 100,000 options for 100,000 restricted common shares for $70,000 or $0.70 per share.  In March, 2007, an unaffiliated investor purchased 25,000 shares of restricted common stock for $31,250 or $1.25 per share in a private placement.  In April, 2007, an unaffiliated investor purchased 40,000 shares on the same terms, for $50,000.  In July, 2007, another unaffiliated investor purchased 60,000 shares on the same terms, for $75,000, the April purchaser bought another 40,000 shares, again from the same offering, for $50,000, and a director loaned the Company $36,000 in the form of an unsecured demand note carrying 8% annual interest.  In September, 2007, the January purchaser exercised options for 35,350 restricted common shares for $24,745, and an affiliate loaned the Company $88,056 on an unsecured note carrying 8% interest maturing December 15, 2007.  No commissions were paid on these transactions.  At June 30, 2008, all of the borrowings discussed above, with their accrued interest, have been paid off, excepting only the accrued interest and $55,000 remaining principal balance on the promissory note to the Company President.  These debt reductions were made possible primarily by the $400,000 upfront license fee from Cequent, received in January, 2008.  The company regards this fee as non-recurring in the ordinary course of business.

The Company reported shareholder equity of $65,969 as of June 30, 2008, as compared with $152,307 as of June 30, 2007.

The Company does not anticipate any need for additional equity capital infusions.  We anticipate that licensing and product sales revenues, and borrowings will be sufficient to fund all of our operating activities and present growth plans.  In the event that revenues fall short of our anticipation, or the Company decides to respond to expanding growth opportunities in the future, additional capital may be required.  The Company cannot give any assurance that such additional capital would be available on terms acceptable to shareholders.

The Company is working on several product licensing opportunities that, if completed, have the potential to generate significant revenues beyond those figuring into our current plans.  However, no assurance can be given as to whether these discussions will result in a completed transaction, nor can the Company give any assurances as to the timing or financial magnitude of these transactions.

The Company anticipates improvement in operating margins due to the proportional shift of our revenue mix toward royalties and fees described above, and a possible reduction in SG&A as we eliminate inventory and manufacturing of products that have been licensed to Cequent.  In the event that these anticipations prove mistaken, the Company can provide shareholders with no assurance that any required additional capital will be available on terms acceptable to shareholders.

Our auditor expresses substantial doubt as to the company’s ability to continue as a going concern.  He bases this doubt on our history of operating losses as of June 30, 2008.  We have experienced negative cash flow from operations since our inception and we have expended, and expect to continue to expend, substantial funds to continue our research and development and marketing efforts. As a result, we have suffered recurring losses through June 30, 2008.   Based on our current operating plans, management believes that proceeds from future revenues and future borrowings will be sufficient to meet operating needs for the foreseeable future. The actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control. Lower than anticipated sales of our products or higher than anticipated expenses could require us to need additional financing sooner than expected.    There is no assurance that we will be successful in obtaining borrowed funds or selling additional shares of common stock to the public if necessary.

While a portion of total liabilities, approximately $55,000, is owed to present officers and/or directors, there can be no assurance that these officers/directors will not seek payment in the near term.

Inflation has not had a significant impact on the Company’s operations.

Item 7.  Financial Statements.

LGA HOLDINGS, INC.

Financial Statements

June 30, 2008

(with Report of Independent Registered Public Accounting Firm Thereon)

LGA HOLDINGS, INC.

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at June 30, 2008 and 2007	F-3

Statements of Operations, for the years ended
June 30, 2008 and 2007	F-4

Statement of Changes in Shareholders' Equity for the period from
July 1, 2006 through June 30, 2008	F-5

Statements of Cash Flows, for the years ended
June 30, 2008 and 2007	F-6

Notes to financial statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
LGA Holdings, Inc.:

We have audited the accompanying balance sheets of LGA Holdings, Inc. as of June 30, 2008 and 2007, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years ended June 30, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Companies Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LGA Holdings, Inc. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding this matter are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
September 10, 2008

LGA HOLDINGS, INC.

Balance Sheets

	For the Years Ended
	June 30,
	2008	2007
Assets
Current assets:
Cash	$19,914	$—
Accounts receivable (Note 1)	85,914	9,683
Inventory, at lower cost or market (Note 3)	303,048	165,851
Prepaid expenses	4,456	20,084
Total current assets	413,332	195,618

Property and equipment, at cost,
net of accumulated depreciation of $177,320 and $140,860 (Note 3)	119,728	135,709
Intangible assets, at cost,
net of accumulated amortization of $23,856 and $20,501 (Note 3)	96,790	97,777
Other assets	2,686	2,606

Total assets	$632,536	$431,709

Liabilities and Shareholders’ Equity

Current liabilities:
Bank overdraft	$—	$238
Accounts payable	57,679	93,199
Accrued payroll	39,825	123,160
Accrued interest, related party (Note 2)	7,833	2,804
Deferred revenue-current portion (Note 4)	100,000	—
Total current liabilities	205,337	219,401

Long-term liabilities:
Loan payable (Note 3)	106,391	—
Notes payable, related party (Note 2)	55,000	60,000
Deferred revenue-noncurrent portion (Note 4)	199,839	—
Total long-term liabilities	361,230	60,000

Total liabilities	566,567	279,401

Commitments and contingencies (Note 7)	—	—

Shareholders’ equity (Notes 2 and 5):
Common stock, $.001 par value; authorized 100,000,000 shares,
issued and outstanding, 9,247,885 shares	9,182	8,973
Additional paid-in capital	2,409,204	1,754,066
Retained deficit	(2,352,417)	(1,610,732)

Total shareholders' equity	65,969	152,307

Total liabilities and shareholders' equity	$632,536	$431,709

See accompanying notes to financial statements

LGA HOLDINGS, INC.

Statements of Operations

	For the Years Ended
	June 30,
	2008	2007
Sales and Revenue:
Product sales	$547,879	$345,411
Royalty revenue (Note 4)	112,272	63,296

Total sales and revenues	660,151	408,707

Costs and expenses:
Costs of sales and revenue	417,597	261,996
Research and development	42,654	94,095
General and administrative	927,909	710,513

Total costs and expenses	1,388,161	1,066,604

Operating loss	(728,010)	(657,897)

Other income (expense):
Other income	90	229
Interest expense	(12,067)	(5,748)
Embezzlement expense, net of recoveries (Note 8)	(1,700)	(44,764)

Loss before income taxes	(741,686)	(708,180)

Income tax provision (Notes 1 and 6)	—	—

Net loss	$(741,686)	$(708,180)

Basic and diluted loss per share	$(0.08)	$(0.08)

Weighted average common shares outstanding	9,011,826	8,703,345

See accompanying notes to financial statements

LGA HOLDINGS, INC.

Statement of Changes in Shareholders' Equity

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total

Balance at July 1, 2006	8,592,960	$8,593	$1,150,918	$(914,612)	$244,899
Adjustment for uncorrected immaterial
financial statement differences (Note 9)	—	—	—	12,061	12,061
Contributed interest (Note 2)	—	—	6,478	—	6,478
Common stock options
exercised at $.70 per share (Note 5)	100,000	100	69,900	—	70,000
Sale of units at $.70 per unit (Note 2)	215,000	215	149,785	—	150,000
Sale of common stock at $1.25 per share (Note 5)	65,000	65	81,185	—	81,250
Stock options granted (Notes 2 and 5)	—	—	295,800	—	295,800
Net loss	—	—	—	(708,180)	(708,180)

Balance at June 30, 2007	8,972,960	8,973	1,754,066	(1,610,731)	152,308

Common stock options
exercised at $.71 per share (Note 5)	35,350	35	25,065	—	25,100
Common stock options
exercised at $.70 per share (Note 5)	73,352	73	51,274	—	51,347
Sale of common stock at $1.25 per share (Note 5)	100,000	100	124,900	—	125,000
Stock options granted (Notes 2 and 5)	—	—	453,900	—	453,900
Adjustment (Note 5)	66,223	—	—	—	—
Net loss	—	—	—	(741,686)	(741,686)

Balance at June 30, 2008	9,247,885	$9,182	$2,409,204	$(2,352,417)	$65,969

See accompanying notes to financial statements

LGA HOLDINGS, INC.

Statements of Cash flows

	For the Years Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(741,686)	$(708,180)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	39,815	31,638
Share-based payment (Notes 2 and 5)	453,900	295,800
Contributed interest (Note 2)	—	6,478
Changes in operating assets and liabilities:
Receivables, inventory and other assets	(81,740)	12,243
Payables, deferred income and other liabilities	185,775	(74,235)
Net cash used in
operating activities	(143,936)	(436,256)

Cash flows from investing activities:
Purchase of equipment and other assets	(22,848)	(75,494)

Net cash used in
investing activities	(22,848)	(75,494)

Cash flows from financing activities:
Proceeds from short-term borrowing, related party (Note 2)	124,056	—
Proceeds from debt, related party (Note 2)	—	60,000
Repayment of short-term borrowing, related party (Note 2)	(124,056)	—
Repayment of short-term borrowing, other	(9,749)	—
Repayment of debt, related party (Note 2)	(5,000)	—
Proceeds from collection of stock
subscription receivable (Note 5)	—	150,500
Proceeds from sale of common stock (Notes 2 and 5)	201,447	301,250
Net cash provided by
financing activities	186,698	511,750

Net change in cash and
cash equivalents	19,914	—

Cash and cash equivalents:
Beginning of year	—	—

End of year	$19,914	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$—	$—

Noncash investing and financing transactions:
Debt converted to accrued payroll (Note 2)	$—	$106,408
Purchase of inventory with loan payable	$106,391	$—

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

We have experienced negative cash flow from operations since our inception and we have expended, and expect to continue to expend, substantial funds to continue our research and development and marketing efforts. As a result, we have suffered recurring losses through June 30, 2008.   Based on our current operating plans, management believes that proceeds from future revenues, future debt financing, and future sales of common stock will be sufficient to meet operating needs for the foreseeable future. The actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control. Lower than anticipated sales of our products or higher than anticipated expenses could require us to need additional financing sooner than expected.    There is no assurance that we will be successful in selling additional shares of common stock to the public.  Our business plan projects profits during fiscal 2009.

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

LGA HOLDINGS, INC.
Notes to Financial Statements

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  At June 30, 2008, there were no cash equivalents.

Concentrations

We purchase our plastic shells from two suppliers. The purchases represented approximately 5% and 20% of cost of sales for the years ended June 30, 2008 and 2007, respectively. Although there are a limited number of manufacturers of plastic shells, management believes that other suppliers could provide similar shells on comparable terms.

Accounts Receivable

Trade receivable consists of amounts due from customers, which are mainly end-users and dealers. We generally consider accounts more than 30 days old to be past due. We allow for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables.   Bad debt recoveries are charged against the allowance account as realized.  At June 30, 2008, we considered accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

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

Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset. No impairment charges were recognized during each of the years ended June 30, 2008 and 2007.

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

Royalty income is recognized based on the terms specified in contractual agreements.

Product Warranty

Our products are covered by product warranties for one year after the date of sale. At the time of sale, the Company recognizes estimated warranty costs, based on prior history and expected future claims, by a charge to cost of sales and records an accrued liability. The accrued liability is reduced as actual warranty costs are paid and is evaluated periodically to validate previous estimates and known requirements and adjusted as necessary.  At June 30, 2008, we have not accrued a reserve for warranty expense as management determined the amount to be immaterial with respect to overall operations and financial position.

LGA HOLDINGS, INC.
Notes to Financial Statements

Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses were $65,068 and $60,896 for the years ended June 30, 2008 and 2007, respectively.

Research and Development Expenses

Research and development expenses were incurred in fiscal 2008 and 2007 and totaled $42,654 and $94,095, respectively.  R&D costs are expensed as incurred.

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

Loss Per Share

SFAS 128, Earnings Per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  At June 30, 2008, the company has options outstanding that could be exercised representing a total of 3,505,310 additional shares.  All have been excluded from the weighted average share calculation because they would be anti-dilutive.

LGA HOLDINGS, INC.
Notes to Financial Statements

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

(2) Related Party Transactions

In September 2007, an affiliate loaned the Company $88,056 in the form of an unsecured note carrying 8% annual interest, which matured on December 15, 2007.  It was agreed that if the note is not paid on the due date, the entire principal and accrued interest shall continue to draw interest at the rate of 8%.  In January 2008, the principal of $88,056 and accrued interests of $2,238 were paid in full.

In July 2007, a director loaned the Company $36,000 in the form of an unsecured demand note carrying 8% annual interest.  In January 2008, the principal of $36,000 and accrued interests of $1,433 were paid in full.

During the year ended June 30, 2007, the Company signed promissory notes totaling $60,000 payable to its President, for working capital purposes.   The promissory notes bear interest rates of 8% per annum and are due on June 30, 2010.  During the year ended June 30, 2008, the principal of $5,000 was paid. We incurred interest expense of $4,700 on the notes for the year ended June 30, 2008.  At June 30, 2008, accrued interest related to the promissory notes totaled $7,833 and is reflected in the accompanying financial statements.

In March 2007, we granted to one of our directors an option to purchase a total of 100,000 shares of the Company’s common stock.  The option carries an exercise price of $1.75 per share and vested at the date of grant.  We determined the fair value of the options at $1.65 per share and recorded share-based payment $165,000 in accordance with SFAS 123R.  See footnote 5.

In December 2006, we conducted a private placement offering whereby we sold 215,000 units to an affiliate at $.70 per unit or $150,000.  Each unit is comprised of one share of the Company’s common stock and one option to purchase the Company’s common stock at $1.00 per share.

LGA HOLDINGS, INC.
Notes to Financial Statements

In September 2006, our Board of Directors approved the reclassification of $106,408 from notes payable to officers to accrued payroll.  Accrued interest related to the notes payable in the amount of $6,478 as of June 30, 3006 was forgiven by the officers and recorded as contributed capital and is shown in the accompanying financial statements.

(3) Balance Sheet Components

Inventory

At June 30, 2008, inventory consisted of:

Raw materials	$77,710
Finished goods	225,339
$303,049

In February, 2008, we purchased 60 completed GearWagon 125 Sport Utility Trailers costing $116,140 from our outsource manufacturer, Elkhart Sales and Service (“ESS”) of Elkhart, Indiana. We financed the purchase through ESS under terms calling for monthly interest payments at 6 percent and principal payments are due upon the sale of trailers. The balance of loan payable, including accrued interest, as of June 30, 2008 is $106,391. All interest under the loan has been charged to expense in the accompanying financial statements.

Property and Equipment

At June 30, 2008, major classes of property and equipment were:

Leasehold improvements	$4,212
Furniture and fixtures	25,377
Equipment	94,200
Tooling, held offsite	173,259
297,048
Less: accumulated depreciation	(177,320)
$119,728

Depreciation expense during the years ended June 30, 2008 and 2007 totaled $36,460 and $30,050, respectively.

LGA HOLDINGS, INC.
Notes to Financial Statements

Intangible Assets

At June 30, 2008, intangible assets consisted of:

		Weighted
		Average
		Amortization
	Total	Period
Patents, net of $23,856 in accumulated
amortization	$43,201	13 years
Deferred patent application costs	53,589	n/a
	$96,790

Estimated annual amortization expenses for the next 5 years are as follows for years ending June 30:

2009	$3,172
2010	$3,172
2011	$3,172
2012	$3,172
2013	$3,172

Amortization expense during the years ended June 30, 2008 and 2007 totaled $3,355 and $1,588, respectively.

(4) Unearned Revenue

In January 2008, we executed a license agreement (the “Agreement”) with Cequent Towing Products (“Cequent”), a division of Trimas Corporation.  Under the terms of the Agreement, we granted Cequent exclusive manufacturing and sales rights to our entire line of hitch-mounted cargo carriers, the Silent Hitch Pin, and the “Pixie” bicycle carrier, for a two-year period in exchange for an $400,000 upfront fee and royalty rights for the life of the related patents.  Following the two-year exclusive period, Cequent will have non-exclusive rights for the life of the related patents. The Agreement also gives Cequent a right of first refusal on any license agreement that the Company may consider with other parties for the Company’s GearWagon 125 and Little Giant trailer products.  We recognize revenue from the upfront fee on a straight-line basis over the two-year exclusive license period. We recognized $100,000 in royalty revenue related to this license in fiscal year 2008.  The balance of unearned revenue was $299,839 and $-0- at June 30, 2008 and 2007, respectively.

We expect our revenue mix to shift from direct sales to distributors, dealers, and end users, to royalty and fee income for the foreseeable future.

(5) Shareholders’ Deficit

Features of Preferred Stock

Our preferred stock may be issued from time-to-time in one or more series.  Our Board of Directors is authorized to (1) divide the preferred stock into series; (2) establish the number of preferred shares in a series; and (3) fix and determine the relative rights and preferences of any series of our preferred stock.

LGA HOLDINGS, INC.
Notes to Financial Statements

Sale of Common Stock

The adjustment of 66,223 shares shown in the Statement of Changes in Shareholders’ Equity is to correct the number of shares issued and outstanding in connection with the reverse split effected on 2004. We determined that no restatement of prior year financial statements is required since there is no impact on earnings per share calculation.

In April 2008, an unaffiliated existing investor exercised options at $.70 to acquire 30,204 common shares of the Company.  Cash proceeds to the Company were $21,143.

In January 2008, an unaffiliated existing investor exercised options at $.70 to acquire 43,148 common shares of the Company.  Cash proceeds to the Company were $30,204.

In September 2007, a former employee exercised options at $0.71 to acquire 35,350 common shares of the Company. Cash proceeds to the Company were $25,100.

In July 2007, two unaffiliated investors purchased a total of 100,000 shares of our common stock in a private placement offering for total cash proceeds of $125,000 or $1.25 per share.  No commissions were paid in connection with this transaction.

Stock Options

On November 26, 2007, the Company granted to certain officers and certain employees options to purchase an aggregate of 730,000 shares of the Company’s common stock at an exercise price of $1.50 per share under the 2005 Equity Incentive Plan.  The options vested on the date of grant and expire on November 26, 2012.  The quoted market price of the stock was $0.51 per share on the date of grant.  The Company valued the options at $0.51 per share, or $372,300, in accordance with SFAS 123(R).  Stock-based compensation of $372,300 was recorded in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.23%
Dividend yield	0.00%
Volatility factor.	287.00%
Weighted average expected life	5 years

On November 26, 2007, the Company granted an officer and two vendors options to purchase an aggregate of 160,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  The options vested on the date of grant and expire on November 26, 2017.  The quoted market price of the stock was $0.51 per share on the date of grant.  The Company valued the options at $0.51 per share, or $81,600 in accordance with SFAS 123(R).  Stock-based compensation of $81,600 was recorded in the accompanying financial statements.

LGA HOLDINGS, INC.
Notes to Financial Statements

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.83%
Dividend yield	0.00%
Volatility factor	287.00%
Weighted average expected life	10 years

Total compensation cost for share-based payment arrangements at June 30, 2008 and 2007:

	2008	2007
Stock options, related party	$423,300	$165,000
Stock options, other	30,600	130,800
Total compensation cost	453,900	295,800
Income tax	—	—
Net compensation cost	$453,900	$295,800

At June 30, 2008, all compensation costs have been recognized, as all options granted were fully vested on the grant date.

A summary of changes in the number of stock options outstanding for the years ended June 30, 2008 and 2007 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Shares	Per Share	Life	Value
Outstanding at June 30, 2006	2,552,547	$0.70	6.28 yeaers

Granted	395,000	$1.34	6.6 years
Exercised	(100,000)	$0.70	N/A
Cancelled/Expired	(104,952)	$0.70	N/A
Outstanding at June 30, 2007	2,742,595	$0.79	5.8 years	$ 333,250
Granted.	890,000	$1.50	5.32 years
Exercised.	(35,350)	$0.71	N/A
Exercised	(73,352)	$0.70	N/A
Cancelled/Expired	(18,585)	$0.70	N/A

Outstanding at June 30, 2008	3,505,308	$0.97	5.25 years	$ 333,250

Exercisable at June 30, 2008	3,505,308	$0.97	5.25 years	$ 333,250

LGA HOLDINGS, INC.
Notes to Financial Statements

(6) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended June 30, 2008 and 2007:

	June 30,
	2008	2007

U.S. statutory federal rat	34.00%	34.00%
State income tax rate	3.06%	3.06%
Deferred income	0.00%	0.00%
Net operating loss for which no tax
benefit is currently available	-37.06%	-37.06%
	0.00%	0.00%

At June 30, 2008, deferred tax assets consisted of net tax asset of $2,371,429 due to net operating loss carryforward for federal income tax purposes of approximately $6,488,009, which was fully allowed for in the valuation allowance of $2,371,429.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the year ended June 30, 2008 was $274,838.  The net operating loss carryforward will expire through 2028.

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

(7) Commitments

We lease some of our office space under a non-cancelable operating lease through May 2011.  Future minimum lease payments are as follow:

Date	Amount
6/30/2009	$36,773
6/30/2010	$18,630
6/30/2011	$17,854

We recorded rent expense in the amount of $76,686 and $36,892 for the years ended June 30, 2008 and 2007, respectively.

 (8)  Embezzlement

The Company suffered an embezzlement of $72,801 for the year ended June 30, 2006, $44,764 for the year ended June 30, 2007, and $1,700 for the year ended June 30, 2008. We have implemented internal control procedures, which we believe will prevent any future losses.

LGA HOLDINGS, INC.
Notes to Financial Statements

(9)  Adjustment for Immaterial Uncorrected Financial Statement Differences

During the year ended June 30, 2007, we evaluated and quantified accumulated immaterial uncorrected financial statement differences through June 30, 2006, in accordance with SAB 108, as follows:

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

During the year ended June 30, 2006, basic accounting errors were made and were left uncorrected as they were considered immaterial to our overall financial statements.  The overstatement of interest expense is corrected in 2007 as an adjustment to the opening balance of retained earnings in the accompanying condensed financial statement.  The difference in inventory was subsequently adjusted through our physical inventory count during the year ended June 30, 2007.
.

(10)  Subsequent Events- Financing

In August 2008, we borrowed $24,000 for working capital.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 8A.  Controls and Procedures.

Prior to September, 2006, LGA’s internal disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) and internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) were not effective.  During the audit of the June 30, 2006 financial statements, the auditors discovered indications of embezzlement by the Company’s bookkeeper.  The embezzled amount was approximately $134,000 and occurred between June, 2005, and October, 2006.

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

Item 8A(T)    Controls and Procedures.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on advice from our auditor following our Fiscal 2008 audit.  Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008. During Fiscal 2008, substantial changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report.

Item 8B.      Other Information.

None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors serve terms of 1 year or until his or her successor has been elected and qualified.

Name	Age	Position	Director Since

Marty Williams*	48	Chief Executive Officer,	June 2004
		President Director

Sara Williams*	39	Secretary, Treasurer,	June 2004
		Director

Eric Nickerson	57	Director, Controller	June 1990

Matthew Drabczyk	49	Vice President Engineering,	May 2006
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

SARA WILLIAMS, Secretary, Treasurer, Director. Ms. Williams was appointed to her positions upon the acquisition of Aero by LGA effective June 30, 2004. Ms. Williams has been Treasurer and a Director of Aero since its inception in 1998. She has been Secretary of Aero since June 30, 2004. At Aero Ms. Williams manages daily business flow, business development, product inquiries, marketing, promotions, account management, dealer relations, sales and customer service, order fulfillment, and shipping. Mrs. Williams' professional experience includes many areas in sales, advertising, software development, operations, and product development. She has been involved in direct sales, account management and start-up business management in the areas of print advertising, new business development, customer relations, and marketing. At Sunset Publishing Corporation, Menlo Park, California, as a Direct Sales Representative from 1993 to 1995 and 1996 to 1998, Mrs. Williams was responsible for generating sales of new advertising programs and account management. While working for Saligent, Inc., Colorado Spring, Colorado for a short period in 1995, Mrs. Williams was occupied with inside sales management, program development, supervision and training. She has a Bachelor of Arts in Political Science, The Colorado College.

ERIC J. NICKERSON has served as a Director of LGA since June of 1990 and as a Director of Aero since April 2001.  Mr. Nickerson joined the Company in the position of Controller in November, 2006.  Mr. Nickerson was a member of the faculty of the United States Military Academy at West Point, New York from 1989 to 1993. In June 1993, Mr. Nickerson retired as a United States Air Force officer. Currently, Mr. Nickerson is a private investor and directs personal accounts and an investing partnership, Third Century II. Third Century II is a major shareholder in LGA.

MATTHEW DRABCZYK has served as Vice President and Director of LGA since May, 2006.  Mr. Drabczyk has been President of Restaurant Interiors, Inc. for more than five years where he is responsible for sales, engineering and accounting.  Restaurant Interiors constructs and installs commercial dining facilities.

Legal Proceedings

None.

Audit Committee

LGA does not have an audit committee and neither LGA nor Aero has a financial expert on their respective Boards of Directors or as an employee. LGA's Board of Directors acts as its audit committee. LGA is a company with annual revenue of less than $700,000 and its accounting is relatively simple. Therefore, the Company's management did not believe having a financial expert offered shareholders much benefit considering the costs that would have been involved.  See Item 8A, above.  None of the Board of Directors is independent as defined in Rule 10A-3 of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

The following table sets forth information determined by LGA with respect to the indicated person's requirements to file Forms 3, 4 and 5 for LGA's most recent fiscal year.

Name	Number of Late Reports	Number of Transactions That Were Not Reported	Known Failures to File

Eric Nickerson	0	1	1

Third Century II	0	0	0

Marty Williams	0	1	1

Sara Williams	0	1	1

Floyd Murray	0	1	1

Code of Ethics

LGA has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has only 7 full time employees and limited revenues. Its three principal officers are all substantial shareholders who together own 60% of the company’s common shares, and constitute 75% of the Board of directors. Mr. & Mrs. Williams and Mr. Nickerson do not believe that the Company presently needs written standards that are reasonably designed to deter wrongdoing and to promote:

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

Mr. & Mrs. Williams and Mr. Nickerson believe that they act ethically with respect to the above categories despite the lack of a written code of ethics.  They further believe that current internal controls adequately preclude any other employee from perpetrating material wrongdoing against the Company.

Item 10. Executive Compensation.

The following table sets forth information with respect to all officers of LGA and Aero who received $100,000 or more of annual compensation for all services rendered in all capacities in the three most recent fiscal years and for the CEO regardless of compensation.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Marty Williams CEO, President, Director	2008	$48,000	0	0	$255,000	0	0	0	$303,000
	2007	$48,000	0	0	0	0	0	0	$48,000

Eric Nickerson Controller, Director	2008	$30,000	0	0	$102,000	0	0	0	$132,000
	2007	$18,750	0	0	0	0	0	0	$18,750

Matthew Drabczyk, Vice President Engineering, Director	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	$165,000	0	0	0	$165,000

The following table contains information regarding equity awards outstanding at the end of the last completed fiscal year held by the named executive officers.

Outstanding Equity Awards at fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Marty Williams	500,000	0	0	0.70	2010	0	0	0	0
Marty Williams	400,000	0	0	1.50	2012	0	0	0	0
Sara Williams	500,000	0	0	0.70	2010	0	0	0	0
Sara Williams	100,000	0	0	1.50	2012	0	0	0	0
Matthew Drabczyk	250,000	0	0	0.70	2015	0	0	0	0
Matthew Drabczyk	100,000	0	0	1.75	2017	0	0	0	0
Eric Nickerson	200,000	0	0	1.50	2012	0	0	0	0
Third Century II	215,000	0	0	1.00	2012	0	0	0	0
Marty Williams	100,000	0	0	1.50	2017	0	0	0	0

Director Compensation

Directors as a group are currently not compensated as such for their services.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the small business issuer are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,635,000	$1.01	189,635
Equity plans not approved by security holders *	1,870,308	$.93	0
Total	3,505,308	$..97	189,653

The following table contains information as of  September 23, 2008, summarizing the beneficial ownership of LGA common stock by (1) each person known to LGA to be the beneficial owner of more than 5% of its issued and outstanding common stock, (2) LGA's executive officers and directors individually, and (3) all LGA's executive officers and directors as a group. Except as stated in the footnotes to the table, each of these persons exercises sole voting and investment power over the shares of common stock listed for that person.

Name and Address	Position	Number of LGA Common Shares Held	Percentage of Outstanding Share Held

Marty Williams (1), (2)	President, Chief	3,454,999	31.8%
5565 Teakwood Terrace	Executive Officer,
Colorado Springs, CO 80918	Director

Sara Williams (1), (3)	Secretary,
5565 Teakwood Terrace	Treasurer,	3,454,999	31.8%
Colorado Springs, CO 80918	Director

Eric J. Nickerson (4)
1711 Chateau Ct.	Director	4,064,365	42.1%
Fallston, MD 21047

Matthew Drabczyk (5)	Vice President
Restaurant Interiors	Engineering,
5530 Joliet St.	Director	608,886	6.3%
Denver, CO 80239

All Officers and Directors as a Group (3 persons) (6)	NA	8,128,250	70.0%

Floyd Murray
13020 Caraway Dr.	NA	2,025,921	21.4%
Sun City West, AZ 85375

Third Century II
1711 Chateau Ct. (7)	NA	3,692,953	39.0%
Falston, MD 21047

 ________________

(1)  Sara Williams and Marty Williams are husband and wife.

(2)  Includes 1,854,999 shares owned as joint tenant with Sara Williams, options to acquire 1,000,000 shares and options to acquire 600,000 shares owned by Sara Williams.

(3)  Includes 1,854,999 shares owned as joint tenant with Marty Williams, options to acquire 600,000 shares and options to acquire 1,000,000 shares owned by Marty Williams.

(4) Includes 3,692,953 shares deemed owned by Third Century II. Mr. Nickerson is Senior Partner of the investment company Third Century II. Mr. Nickerson disclaims beneficial ownership of all of the shares and options owned by Third Century II.

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

Item 12. Certain Relationships and Related Transactions.

Please refer to Note 2 to the Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In September 2007, an affiliate loaned the Company $88,056 in the form of an unsecured note carrying 8% annual interest, which matured on December 15, 2007.  It was agreed that if the note is not paid on the due date, the entire principal and accrued interest shall continue to draw interest at the rate of 8%.  In January 2008, the principal and accrued interests were paid in full.

In July 2007, a director loaned the Company $36,000 in the form of an unsecured demand note carrying 8% annual interest.  In January 2008, the principal and accrued interests were paid in full.

We incurred interest expense of $11,172 on the notes for the year ended June 30, 2008.  At June 30, 2008, accrued interest related to the promissory notes totaled $7,833 and is reflected in the accompanying financial statements.

In March 2007, we granted to Matt Drabczyk, a Director of the Company, an option to purchase a total of 100,000 shares of the Company’s common stock.  The option carries an exercise price of $1.75 per share and vested at the date of grant.  We determined the fair value of the options at $1.65 per share and recorded share-based payment $165,000 in accordance with SFAS 123R.  See footnote 5.

In December 2006, we conducted a private placement offering whereby we sold 215,000 units to Third Century II at $.70 per unit or $150,000.  Each unit comprised of one share of the Company’s common stock and one option to purchase the Company’s common stock at $1.00 per share.  This transaction was part of a private placement that was available to other investors on the same terms.  Mr. Nickerson, Controller and a Director of the Company, is Senior Partner of Third Century II.  The sale of the call option described in note 2 to the financial statements was to Third Century II.

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

Item 13. Exhibits.

        10.1   - License Agreement with Cequent Towing Products, Inc.
        31.1   - A Rule 13a-14(a)/15d-14(a) Certifications
        31.2   - A Rule 13a-14(a)/15d-14(a) Certifications
        32.1   - A Certification Pursuant To 18 U.S.C. Section. 1350
        32.2  - A Certification Pursuant To 18 U.S.C. Section. 1350

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for the audit of LGA's and Aero's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $37,900 for 2007 and $22,210 for 2008.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of Schedule 14A were $-0- for 2007 and $-0- for 2008.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $-0- for 2007 and $-0- for 2008.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A were $-0-for 2007 and $-0- for 2008.

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

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers.

No annual report or proxy material has been sent to security holders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LGA Holdings, Inc.
(Registrant)
By: /s/ Marty Williams
Marty Williams, Chief Executive Officer, President
Date September 29, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Marty Williams
Marty Williams, Chief Executive Office, Director
Date September 29, 2008

By: /s/ Sara Williams
Sara Williams, Treasurer (principal financial officer), Director
Date September 29, 2008

By:  /s/ Eric Nickerson
Eric Nickerson, Controller (principal financial officer), Director
Date September 29, 2008

By:  /s/ Matthew Drabczyk
Matthew Drabczyk, Director
Date September 29, 2008