Form 10KSB/A
period 2008-06-30
LGA Holdings, INC
filed 2008-10-01
CIK 845696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1
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

The following table sets forth information regarding open market purchases of LGA’s shares of Common Stock by affiliates.  No purchases were made pursuant to publicly announced or Company sponsored plans.

Date	Total number of shares (or units) purchased	Average price paid per share (or unit)
July 2007	1,000	$1.50
August 2007	--	--
September 2007	--	--
October 2007	2,000	$1.01
November 2007	250	$.71
December 2007	1,891	$.81
January 2008	7,550	$.76
February 2008	36,000	$.74
March 2008	50	$.61
April 2008	--	--
May 2008	--	--
June 2008	--	--

Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Selected Operating Data	Fiscal Year Ended
	June 30,

	2008	2007

Revenue	660,151	408,707

Cost of revenue	417,597	261,996

S G & A (excluding Share-based compensation)	474,009	414,713

Share-based compensation	453,900	295,800

Research & Development	42,654	94,095

Embezzlement (expense), net of recoveries	(1,700)	(44,764)

Net (loss)	(741,686)	(708,180)

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
Date October 1, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Marty Williams
Marty Williams, Chief Executive Office, Director
Date October 1, 2008

By: /s/ Sara Williams
Sara Williams, Treasurer (principal financial officer), Director
Date October 1, 2008

By:  /s/ Eric Nickerson
Eric Nickerson, Controller (principal financial officer), Director
Date October 1, 2008

By:  /s/ Matthew Drabczyk
Matthew Drabczyk, Director
Date October 1, 2008