Form 10-Q
period 2008-09-30
LGA Holdings, INC
filed 2008-11-14
CIK 845696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,247,885 shares of common stock outstanding as of November 30, 2008.

Transitional Small Business Disclosure Format:  Yes [ X ]    No [ X ]

LGA HOLDINGS, INC.
Index to Financial Statements
(Unaudited)

Page

Condensed Balance Sheets at September 30, 2008 and June 30, 2008 (unaudited)	3

Condensed Statements of Operations, for the three months ended
September 30, 2008 & 2007 (unaudited)	4

Condensed Statement of Changes in Shareholders' Equity for the period from
July 1, 2008 through September 30, 2008 (unaudited)	5

Condensed Statements of Cash Flows, for the three months ended
September 30, 2008 and 2007 (unaudited)	6

Notes to condensed unaudited financial statements	7

LGA HOLDINGS, INC.
Condensed Balance Sheets
(Unaudited)

	September 30	June 30
	2008	2008
Assets		(Note 1)
Current assets:
Cash	$29,447	$19,914
Accounts receivable	86,732	85,914
Inventory (Note 3)	254,891	303,048
Prepaid expenses	11,956	4,456
Total current assets	383,026	413,332

Property and equipment, net of accumulated depreciation	112,308	119,728
Intangible assets, net of accumulated amortization	95,952	96,790
Other assets	2,605	2,686

Total assets	$593,891	$632,536

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$142,649	$57,679
Accrued payroll	24,108	39,825
Accrued interest, related party (Note 2)	8,934	7,833
Deferred revenue-current portion	149,191	100,000
Total current liabilities	324,882	205,337

Long-term liabilities:
Loan payable	93,848	106,391
Notes payable, related party (Note 2)	55,000	55,000
Deferred revenue-noncurrent portion	99,839	199,839
Total long-term liabilities	248,687	361,230

Total liabilities	573,569	566,567

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock	9,248	9,182
Additional paid-in capital	2,409,138	2,409,204
Retained deficit	(2,398,064)	(2,352,417)

Total shareholders' equity	20,322	65,969

Total liabilities and shareholders' equity	$593,891	$632,536

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2008	2007
Sales and Revenue:
Product sales	$199,026	$126,772
Royalty revenue	58,069	203

Total sales and revenues	257,095	126,975

Costs and expenses:
Costs of sales and revenue	150,853	99,350
Research and development	13,123	12,361
General and administrative	135,867	116,811

Total costs and expenses	299,843	228,523

Operating loss	(42,748)	(101,548)

Other income (expense):
Other income	6	—
Interest expense	(2,905)	(2,861)

Loss before income taxes	(45,647)	(104,408)

Income tax provision	—	—

Net loss	$(45,647)	$(104,408)

Basic and diluted loss per share	$—	$(0.01)

Weighted average common shares outstanding	9,247,885	9,108,330

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total

Balance at July 1, 2008	9,247,885	$9,182	$2,409,204	$(2,352,417)	$65,969
Adjustment	—	66	(66)	—	—
Net loss	—	—	—	(45,647)	(45,647)

Balance at September 30, 2008	9,247,885	$9,248	$2,409,138	$(2,398,064)	$20,322

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2008	2007
Net cash provided by (used in)
operating activities	$24,326	$(235,208)

Cash flows from investing activities:
Purchase of equipment and other assets	(2,250)	(1,880)

Net cash used in
investing activities	(2,250)	(1,880)

Cash flows from financing activities:
Proceeds from exercise of stock options		25,100
Proceeds from debt, related party (Note 2)	2,000	124,056
Repayment of debt, related party (Note 2)	(14,543)	—
Proceeds from sale of common stock	—	125,000
Net cash (used in) provided by
financing activities	(12,543)	274,156

Net change in cash and
cash equivalents	9,533	37,068

Cash and cash equivalents:
Beginning of period	19,914	—

End of period	$29,447	$37,068

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$—	$—

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 1:  Basis of presentation

The condensed financial statements presented herein have been prepared by our Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated June 30, 2008, and should be read in conjunction with the notes thereto.

In our opinion, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited. The information as of June 30, 2008, however, has been derived from the Company’s audited financial statements within the Annual Report to Shareholders (Form 10-K).  The unaudited interim financial information presented herein has been prepared by the Company in accordance with the policies in its audited financial statements for the period ended June 30, 2008 and should be read in conjunction with the notes thereto.

The accompanying statements of operations and cash flows reflect the three-month period ended September 30, 2008. The comparative figures for the three-month period ended September 30, 2007 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

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

Note 2:  Related Party

During August 2008, an affiliate loaned the Company $2,000 in the form of an unsecured note.  The note was repaid in full in the same month and no interest was paid for the loan.

LGA HOLDINGS, INC.
Notes to Condensed Financial Statements
(Unaudited)

As of September 30, 2008, accrued interest payable to certain shareholders totalled $8,934.  Interest accrued for the three months ended September 30, 2008 totalled $1,101.  As of September 30, 2008, the Company was indebted to the shareholders in the amount of $55,000.

Note 3:  Income taxes

We record income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  We have incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4:  Inventory

Inventory consists of raw materials and finished inventory, which have been accounted for at lower of cost or market.  At 30 September 2008, inventories consist of:

Raw Materials	$78,432
Finished Goods.	176,458
Total Inventory	$254,890

Note 5: Unearned Revenue

In January 2008, we executed a license agreement (the “Agreement”) with Cequent Towing Products (“Cequent”), a division of Trimas Corporation.  Under the terms of the Agreement, we granted Cequent exclusive manufacturing and sales rights to our entire line of hitch-mounted cargo carriers, the Silent Hitch Pin, and the “Pixie” bicycle carrier, for a two-year period in exchange for an $400,000 upfront fee and royalty rights for the life of the related patents.  Following the two-year exclusive period, Cequent will have non-exclusive rights for the life of the related patents. The Agreement also gives Cequent a right of first refusal on any license agreement that the Company may consider with other parties for the Company’s GearWagon 125 and Little Giant trailer products.  We recognize revenue from the upfront fee on a straight-line basis over the two-year exclusive license period. We recognized $58,069 in royalty revenue related to this license during the quarter ended September 30, 2008.  The balance of unearned revenue was $249,030 at September 30, 2008.

Note 6:  Subsequent Event

In October 2008, an affiliate exercised an option to purchase 118,656 shares of the Company’s common stock. Proceeds from the option exercise totalled $83,060.  In addition, the Company granted to the affiliate a six-month extension on an option to purchase the remaining 118,656 shares of common stock. The extended option expires on 29 April 2009.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

Overview and History

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

Objectives and Sales

     Objectives

*	To establish manufacturing, sales and marketing for Aero's products domestically and internationally

*	To continue product development and invention work where a clear payoff is predictable

*	To establish positive operating cash flow and earnings

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

In terms of product strength, Aero believes it has several distinct advantages over the competition:

*	Large cargo capacities and lightweight designs easily surpass the cargo transport capabilities of roof-top products and other receiver based products currently on the market.

*	The opening systems enable Aero products to enclose space more efficiently.

*	Aero enclosed carrier products offer increased security over open carriers.

*	Aero products are safer than rooftop carriers.

*	Patent filings protect Aero products' ergonomics and efficiencies.

*	Aero products' aerodynamic efficiencies reduce impact on fuel economy.

*	Multiple product offerings provide consumers with various options and price consideration.

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

Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995.  These statements are based on management's current expectations and estimates; actual results may differ materially due to certain risks and uncertainties. For example, the ability of LGA to achieve expected results may be affected by external factors such as competitive price pressures, conditions in the economy and industry growth, and internal factors, such as future financing of operations and the ability to control expenses.

Results of Operations

	1Q 09	1Q 08
Revenue	257,095	126,975

Cost of Revenue	150,853	99,350

Gross Margin	106,242	27,625

SGA	148,990	129,172

Net Loss	(45,647)	(104,408)

First Quarter 2009 Compared with First Quarter 2008

During the first Quarter of Fiscal 2009, the Company had revenues of $257,095, which represented an increase of $130,120 or 102% over the comparable quarter's revenue of $126,975.  During the first quarter of Fiscal 2009, the Company recognized $50,000 of royalty income from amortization of a multi-year license fee and received $8069 of additional cash royalty payments, versus only $203 of such licensing revenues in the first quarter of Fiscal 2008.  In addition, the Company sold substantial quantities of hitch-mounted cargo carrier product inventories to a licensee during the 2009 quarter, versus no such sales in the 2008 quarter.  As most of this inventory will not be replaced, our inventory liquidation program to the licensee is substantially completed.

Cost of revenue increased $51,503 or 52% from $99,350 in Fiscal 2008 to $150,853 in 2009.  The increase in product costs was due primarily to higher unit sales volume.

Gross margin increased substantially in the first quarter of 2009 versus the first quarter of 2008, both absolutely and in percentage terms, from $27,625 in 2008 to $106,242 in 2009, for two main reasons.  (1) Royalty revenues, of which the Company recognized $58,069 in 2009 versus $203 in 2008, carry 100% gross margins.  (2) Cost of revenue in the first quarter of Fiscal 2008 includes costs incurred to mitigate product quality shortfalls in the Company’s initial inventory of Little Giant trailers.  No such costs were incurred in the first quarter of Fiscal 2009.

SG&A expenses increased from $129,172 in 2008 to $148,990 in 2009, due primarily to $29,852 of rental and other overhead costs of the Company’s Elkhart, Indiana facility incurred during the Fiscal 2009 quarter, versus no such costs in the Fiscal 2008 quarter.  In October 2008 (subsequent to quarter end), the Elkhart facility was closed.  Its operations and inventories are in the process of consolidating into the Company’s Colorado Springs facility.  Going forward, the company anticipates continuing payments to its former Elkhart facility for specific services rendered, at a level substantially reduced from that facility’s previous fixed cost to the Company.

Net loss for the current quarter decreased to ($45,647) or ($0.00) per share as compared to ($104,408) or ($0.01) per share for the Quarter ended Sept. 30, 2007, due to the reasons discussed above.

Liquidity and Capital Resources

The Company's cash position decreased from $37,068 at September 30, 2007 to $29,447 at September 30, 2008. During the first quarter of Fiscal 2009, the Company generated $24,326 of cash from operating activities.  This positive operating cash flow compares favorably to the ($45,647) net loss for the quarter due primarily to reductions in inventory and increases in some accounts payable.  These positive cash flows were partially offset by reductions in unearned revenues and other accounts payable.

LGA Capital Requirements

The Company reported shareholder equity of $20,322 as of September 30, 2008, as compared to $197,520 as of September 30, 2007.

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

While a portion of the current liabilities, approximately $55,000, is owed to present officers and/or directors, there can be no assurance that these officers/directors will not seek payment in the near term.

Inflation has not had a significant impact on the Company's operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer each have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    None.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

Risk Factors

Inherent in our business are various risks and uncertainties, including historical operating losses and dependence upon strategic alliances.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have experienced negative cash flow from operations since our inception and we have expended, and expect to continue to expend, substantial funds to continue our research and development and marketing efforts. As a result, we have suffered recurring losses through June 30, 2008. Based on our current operating plans, management believes that proceeds from future revenues, future debt financing, and future sales of common stock will be sufficient to meet operating needs for the foreseeable future. The actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control. Lower than anticipated sales of our products or higher than anticipated expenses could require us to need.

Various factors outside of the Company’s control may affect the Company’s stock price and results of operations.

The market price of the Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results of the Company or its competitors, changes in earnings estimates by analysts, developments in the industry or changes in general economic conditions. In addition, the recent turmoil in the financial markets may have an adverse effect on consumer spending patterns. A recessionary economic cycle, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors could adversely affect consumer demand for the Company's services and in particular discretionary or elective dental services, which could adversely affect the Company’s results of operations. In addition, current or worsening economic conditions could adversely affect the Company’s collection of accounts receivable.

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

LGA Holdings, Inc. (Registrant)

Date: November 14, 2008	By:	/s/ Marty Williams
Marty Williams Chief Executive Officer, President