Form 10KSB/A
period 2008-06-30
LGA Holdings, INC
filed 2009-01-09
CIK 845696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2
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

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal controls over financial reporting were implemented in late 2006 and the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the fiscal year ended June 30, 2008..

Item 8A(T)    Controls and Procedures.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework described in Item 8A above following our Fiscal 2008 audit.  Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

During Fiscal 2008, substantial changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We established a company policy that all functions related to financial reporting and cash management may be performed only by personnel meeting all of the following requirements:  (1) company director  (2) officer  (3) substantial equity owner of the Company.  All three current members of the company’s senior management team are so qualified, and all three participate in cash management and financial reporting.  We established procedures to divide basic cash management and financial reporting functions among these three managers so as to provide for review and monitoring of each person’s cash management and financial reporting activities by the others.  In addition, we have engaged on an ad hoc basis an outside consultant expert in the Company’s accounting software to train our senior managers on the software, to directly perform some accounting functions, to assist in upgrading our accounting systems, and to monitor senior managers’ accounting activities for accuracy.

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
Date: January 8, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Marty Williams
Marty Williams, Chief Executive Office, Director
Date: January 8, 2009

By: /s/ Sara Williams
Sara Williams, Treasurer (principal financial officer), Director
Date: Janury 8, 2009

By:  /s/ Eric Nickerson
Eric Nickerson, Controller (principal financial officer), Director
Date: January 8, 2009

By:  /s/ Matthew Drabczyk
Matthew Drabczyk, Director
Date: January 8, 2009