Form 10-Q
period 2008-12-31
LGA Holdings, INC
filed 2009-02-17
CIK 845696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 2008

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [ X ]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: February 6, 2009 was 9,366,541.

Transitional Small Business Disclosure Format:  Yes [ X ]    No [ X ]

LGA HOLDINGS, INC.
Index to Financial Statements
(Unaudited)

Page

Condensed Balance Sheet at December 31, 2008 and June 30, 2008	F-1

Condensed Statements of Operations, for the six months ended
December 31, 2008 and 2007 and for the three months ended
December 31, 2008 and 2007	F-2

Condensed Statement of Changes in Shareholders' Equity for
the period from July 1, 2008 through December 31, 2008	F-3

Condensed Statements of Cash Flows, for the six months ended
December 31, 2008 and 2007	F-4

Notes to Condensed Financial Statements	F-5

LGA HOLDINGS, INC.
Condensed Balance Sheet
December 31, 2008
(Unaudited)

	December 31	June 30
	2008	2008
Assets
Current assets:
Cash	$5,004	$19,914
Account and notes receivable	18,190	85,914
Inventory, at lower of cost or market (Note 4)	249,460	303,048
Prepaid expenses	11,956	4,456

Total current assets	284,610	413,332

Property and equipment	296,693	297,456
Accumulated depreciation	(196,660)	(177,728)
Intangible Assets	120,647	120,646
Accumulated amortization	(25,534)	(23,856)
Other assets	—	2,686

Total assets	$479,757	$632,536

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable (Note 6)	$76,823	$57,679
Unearned revenue (Note 5)	199,000	299,839
Accrued payroll	13,517	39,825
Accrued other liabilities (Note 2)	14,740	7,833
Inventory financing note payable (Note 6)	70,688	106,391
Notes payable, related party (Note 2)	55,000	55,000

Total current liabilities	429,769	566,567

Long term liabilities	—	—

Total liabilities	429,769	566,567

Shareholders’ equity:
Common stock	9,366	9,182
Additional paid-in capital	2,492,079	2,409,204
Accumulated deficit	(2,451,457)	(2,352,417)

Total shareholders' equity	49,988	65,969

Total liabilities and shareholders' equity	$479,757	$632,536

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statements of Operations
(Unaudited)

	Six months ended		Three months ended
	December 31,		December 31,
	2008	2007	2008	2007
Sales and revenue
Product Sales (Note 7)	$256,030	$216,987	$57,004	$90,215
Royalties (Note 7)	115,771	5,106	57,702	4,903

Total sales and revenue	371,801	222,093	114,706	95,118

Costs of sales and revenue	195,182	169,152	44,329	69,802
Research and development	23,296	22,201	10,173	9,840
Selling, general and administrative	246,937	667,243	111,070	550,432

Total operating expenses	465,415	858,596	165,572	630,074

Operating loss	(93,614)	(636,503)	(50,866)	(534,956)

Other income (expense):
Other income	11	—	5	—
Interest expense	(5,436)	(6,835)	(2,531)	(3,974)

Loss before income taxes	(99,040)	(643,338)	(53,392)	(538,930)

Income tax provision (Note 3)	—	—	—	—

Net loss	$(99,040)	$(643,338)	$(53,392)	$(538,930)

Basic and diluted loss per share	$(0.01)	$(0.07)	$(0.01)	$(0.06)

Number of weighted average common shares
outstanding	9,281,787	9,089,793	9,366,541	9,108,310

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at July 1, 2008	9,247,885	$9,248	$2,409,138	$(2,352,417)	$65,969

Sale of shares of common stock, pursuant
to exercise of warrants at $0.70 per share	118,656	118	82,941	—	83,059

Net loss	—	—	—	(99,040)	(99,040)

Balance at December 31, 2008	9,366,541	$9,366	$2,492,079	$(2,451,457)	$49,988

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended
	December 31,
	2008	2007

Net cash used in operating activities	$(62,266)	$(249,837)

Cash flows from investing activities:
Purchase of equipment and other assets	—	(19,200)

Net cash used in investing activities	—	(19,200)

Cash flows from financing activities:
Proceeds from notes payable, related party	—	124,056
Proceeds from related party advance (Note 2)	2,000	—
Repayment of related party advance (Note 2)	(2,000)	—
Repayment of inventory financing note payable (Note 6)	(35,703)
Proceeds from exercise of warrants	83,060	25,100
Proceeds from sale of common stock	—	125,000

Net cash provided by financing activities	47,357	274,156

Net change in cash	(14,909)	5,119

Cash, beginning of period	19,914	—

Cash, end of period	$5,005	$5,119

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$3,237	$—

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Notes to Unaudited Condensed Financial Statements

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

The accompanying statements of operations and cash flows reflect the six-month period ended December 31, 2008 and the three-month period ended December 31, 2008. The comparative figures for the six-month period ended December 31, 2007 and the three-month period ended December 31, 2007 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

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

LGA HOLDINGS, INC.
Notes to Unaudited Condensed Financial Statements

Note 2:  Related Party

During August 2008, an affiliate loaned the Company $2,000 in the form of an unsecured note.  The note was repaid in full in the same month and no interest was paid for the loan.

As of December 31, 2008, accrued interest payable to certain shareholders totalled $10,034.  Interest accrued for the three months ended December 31, 2008 totaled $1,100.  As of December 31, 2008, the Company was indebted to the shareholders in the amount of $55,000.

In October 2008, an affiliate exercised warrants to purchase 118,656 shares of the Company’s common stock. Proceeds from the warrant exercise totaled $83,060.  In addition, the Company granted to the affiliate a six-month extension on existing warrants to purchase an additional 118,656 shares of common stock. The extended warrants expire on 29 April, 2009, and are otherwise identical to the exercised warrants.

Note 3:  Income taxes

We record income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  We have incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4:  Inventory

Inventory consists of raw materials and finished inventory, which have been accounted for at lower of cost or market.  At 31 December 2008, and 30 June, 2008, inventories consist of:

	December 31, 2008	June 30, 2008
Raw Materials	$60,871	$77,710
Finished Goods	188,589	225,339
Total Inventory	$249,460	$303,049

Note 5: Unearned Revenue and Royalty Income

In January 2008, we executed a license agreement (the “Agreement”) with Cequent Towing Products (“Cequent”), a division of Trimas Corporation.  Under the terms of the Agreement, we granted Cequent exclusive manufacturing and sales rights to our entire line of hitch-mounted cargo carriers, the Silent Hitch Pin, and the “Pixie” bicycle carrier, for a two-year period in exchange for a $400,000 upfront fee and royalty rights for the life of the related patents.  Following the two-year exclusive period, Cequent will have non-exclusive rights for the life of the related patents. The Agreement also gives Cequent a one-year right of first refusal on any license agreement that the Company may consider with other parties for the Company’s GearWagon 125 and Little Giant trailer products.   We recognize revenue from the upfront fee on a straight-line basis over the two-year exclusive license period. We recognized $50,000 in royalty income from amortization of the upfront fee and $7,702 of additional cash royalties from this license during the quarter ended December 31, 2008.  The balance of unearned revenue, all from the upfront fee, was $199,000 at December 31, 2008.

LGA HOLDINGS, INC.
Notes to Unaudited Condensed Financial Statements

Note 6:  Debt Financing

In August 2008, we borrowed $24,000 on a company credit card for working capital, classified as an Account Payable.

In February, 2008, we purchased 60 completed GearWagon 125 Sport Utility Trailers costing $116,140 from our outsource manufacturer, Elkhart Sales and Service (“ESS”) of Elkhart, Indiana.   We financed the purchase through ESS under terms calling for monthly interest payments at 6 percent.  Principal payments are due upon the sale of trailers. The remaining balance of the loan, classified as a current liability, as of December 31, 2008 is $70,688. All interest under the loan has been charged to expense in the accompanying financial statements.  The outstanding balance on the note is secured by the remaining unsold trailers.

Note 7:  Concentrations

Approximately 41% of product sales in the six months ended 31 December, 2008 were to Cequent Towing Products, the licensor of our Silent Hitch Pin and hitch-mounted cargo carrier products.  The sales came pursuant to an inventory liquidation plan informally agreed upon with Cequent.  Following a similarly-sized inventory liquidation to Cequent anticipated during the second half of Fiscal 2009, this program will be complete and no further high concentrations of product sales to Cequent will be anticipated.

100% of royalty revenues in the six months ended 31 December, 2008 resulted from our license agreement with Cequent, and came from Cequent.  Since the agreement began in January, 2008, the bulk of these revenues have come from amortization of the already-received upfront fee.  Going forward, we anticipate that ongoing cash royalties paid quarterly will grow both absolutely and as a proportion of total royalty revenues.  If no further license agreements are made, then these ongoing cash royalties will constitute 100% of our royalty revenue subsequent to 31 December, 2009, when amortization of the upfront fee will have been completed.

Note 8:  Subsequent Events

In January, 2009, we borrowed $15,000 from an unaffiliated shareholder on an unsecured promissory note.  The note bears interest at 12% and matures on March 6, 2009.  This note further provides for issuance to the note-holder of warrants for 3000 shares of common stock in the event that the note has not been repaid by February 6, 2009.  As the note had not been repaid as of February 6, 2009, the warrants were issued.  The warrants are immediately exercisable upon issuance at $1.50 per share, and expire on February 6, 2014.

As of January, 2009, the right of first refusal discussed in Note 5 above has expired.

As of February, 2009, approximately $22,425 of the credit card loan discussed in Note 6 remains unpaid.

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

Results of Operations

	Three Months Ended		Six Months Ended

	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2007

Revenue	$114,706	$95,118	$371,801	$222,093

Cost of Revenue	(44,329)	(69,802)	(195,182)	(169,152)

Gross Margin	70,377	25,316	176,619	52,941

Research and Development	(10,173)	(9,840)	(23,296)	(22,201)

SGA (less Stock Based Compensation)	(111,070)	(96,532)	(246,937)	(213,343)

Stock-Based Compensation	0	(453,900)	0	(453,900)

Other (Expense)	(2,526)	(3,974)	(5,425)	(6,835)

Net (Loss)	(53,392)	(538,930)	(99,040)	(643,338)

Second Quarter 2009 Compared with Second Quarter 2008

During the second quarter of Fiscal 2009, the Company had revenues of $114,706, which represented an increase of $19,588 or 21% over the comparable quarter's revenue of $95,118.  During the second quarter of Fiscal 2009, the Company recognized $50,000 of royalty income from amortization of a multi-year license fee and received $7702 of additional cash royalty payments, versus only $4903 of such licensing revenues in the second quarter of Fiscal 2008.  Product sales in the 2009 quarter were $57,004 versus $90,215 in 2008.  The decline of our product sales reflects (1) generally depressed conditions in the Company’s major markets this year compared to last year and (2) substantially lower sales of the hitch-mounted cargo carrier products that the Company licensed to Cequent in January, 2009.  The substantial shift of our revenue mix from product sales to royalties is in line with the Company’s business model and was anticipated.

Cost of revenue decreased $25,473 or 36% from $69,802 in Fiscal 2008 to $44,329 in 2009.  The decrease in product costs was due primarily to lower product sales volume.

Gross margin increased substantially in the second quarter of 2009 versus the second quarter of 2008, both absolutely and in percentage terms, from $25,316 in 2008 to $70,377 in 2009, primarily due to the shift in revenue mix from product sales to royalties.  Royalty revenues, of which the Company recognized $57,702 in 2009 versus $4903 in 2008, carry 100% gross margins.

SG&A expenses (less Stock-Based Compensation) increased from $96,532 in 2008 to $111,070 in 2009, due primarily to rent, other overhead, and closing costs of the Company’s Elkhart, Indiana leased facility incurred during the Fiscal 2009 quarter, versus no such costs in the Fiscal 2008 quarter.  In October 2008, the Company terminated its lease on the Elkhart facility and returned the facility to its owner.  The Company’s inventory of GearWagon 125 trailers remains in the former Elkhart facility and payments continue to be made to the facility for specific services rendered in regard to that inventory, at a level substantially reduced from that facility’s previous fixed cost to the Company.

Net loss for the quarter ended December 31, 2008 decreased to ($53,392) or ($0.01) per share as compared to ($538,930) or ($0.06) per share for the quarter ended December 31, 2007 primarily due to (1) the reduction to -0- of Stock-Based Compensation versus $453,900 of same the year prior, and (2) the increase in Gross Margin discussed above, offset by the increase in SGA discussed above.

First Six Months 2009 Compared with First Six Months 2008

During the first six months of Fiscal 2009, the Company had revenues of $371,801, which represented an increase of $149,708 or 67% over the comparable six months’ revenue of $222,093.  During the first six months of Fiscal 2009, the Company recognized $100,000 of royalty income from amortization of a multi-year license fee and received $15,771 of additional cash royalty payments, versus only $5106 of such licensing revenues in the first six months of Fiscal 2008.  Product sales in the 2009 first six months were $256,030 versus $216,987 in 2008.  The increase in our product sales primarily reflects substantial liquidation of inventories to Cequent during the most recent six months versus no such unusual liquidations in the prior year period.  The substantial shift of our revenue mix from product sales to royalties is in line with the Company’s business model and was anticipated.

Cost of revenue increased $26,030 or 15% from $169,152 in Fiscal 2008 to $195,182 in 2009.  The increase in product costs was due primarily to increased product sales volume.

Gross margin increased substantially in the first six months of 2009 versus the first six months of 2008, both absolutely and in percentage terms, from $52,941 in 2008 to $176,619 in 2009, primarily due to the shift in revenue mix from product sales to royalties.  Royalty revenues, of which the Company recognized $115,771 in 2009 versus $5,106 in 2008, carry 100% gross margins.

SG&A expenses (less Stock-Based Compensation) increased from $213,343 in 2008 to $246,937 in 2009, due primarily to rent, other overhead, and closing costs of the Company’s Elkhart, Indiana leased facility incurred during the Fiscal 2009 first six months, versus no such costs in the Fiscal 2008 first six months.  In October 2008, the Company terminated its lease on the Elkhart facility and returned the facility to its owner.  The Company’s inventory of GearWagon 125 trailers remains in the former Elkhart facility and payments continue to be made to the facility for specific services rendered in regard to that inventory, at a level substantially reduced from that facility’s previous fixed cost to the Company.

Net loss for the six months ended December 31, 2008 decreased to ($99,040) or ($0.01) per share as compared to ($643,338) or ($0.07) per share for the six months ended December 31, 2007 primarily due to (1) the reduction to -0- of Stock-Based Compensation versus $453,900 of same the year prior, and (2) the increase in Gross Margin discussed above, offset by the increase in SGA discussed above.

Liquidity and Capital Resources

The Company's cash position decreased from $19,914 at June 30, 2008 to $5,004 at December 31, 2008. During the second quarter of Fiscal 2009, the Company used ($62,266) of cash to fund operating activities.  Negative cash flows from operating activities and reductions of the balance on our inventory financing note payable were funded primarily by proceeds from exercise of warrants, and draw-down of cash on hand.

LGA Capital Requirements

The Company reported shareholder equity of $49,988 as of December 31, 2008, as compared to $65,969 as of June 30, 2008.

The Company anticipates that licensing and product sales revenues, and borrowings will be sufficient to fund all of our operating activities and present growth plans.  In the event that revenues fall short of our anticipation, or the Company decides to respond to expanding growth opportunities in the future, additional capital may be required.  The Company cannot give any assurance that such additional capital would be available on terms acceptable to shareholders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer each have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

LGA Holdings, Inc. (Registrant)

Date: February 13, 2009	By:	/s/ Marty Williams