Form 10-Q
period 2009-03-31
LGA Holdings, INC
filed 2009-05-14
CIK 845696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2009

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, April 1, 2009 was 9,366,541.

LGA HOLDINGS, INC.
Index to Financial Statements
(Unaudited)

Page

Condensed Balance Sheet at March 31, 2009 and June 30, 2008	3

Condensed Statements of Operations, for the nine months ended
March 31, 2009 and 2008 and for the three months ended
March 31, 2009 and 2008	4

Condensed Statement of Changes in Shareholders' Equity for
the period from June 30, 2008 through March 31, 2009	5

Condensed Statements of Cash Flows, for the nine months ended
March 31, 2009 and 2008	6

Notes to Condensed Financial Statements	7

LGA HOLDINGS, INC.
Condensed Balance Sheets
(Unaudited)

	March 31,	June 30,
	2009	2008
Assets
Current assets:
Cash	$8,706	$19,914
Account and notes receivable	16,560	85,914
Inventory, at lower of cost or market (Note 3)	261,255	303,048
Prepaid expenses	4,456	4,456

Total current assets	$290,977	$413,332

Property and equipment	297,512	297,456
Accumulated depreciation	(206,330)	(177,728)
Intangible Assets	120,648	120,646
Accumulated amortization	(26,373)	(23,856)
Other assets	—	2,686

Total assets	$476,434	$632,536

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	106,990	57,679
Unearned revenue	149,000	299,839
Accrued payroll	14,847	39,825
Accrued other liabilities	15,996	7,833
Inventory financing note payable	68,799	106,391
Notes payable, related party	93,000	55,000

Total current liabilities	$448,632	$566,567

Long term liabilities	—	—

Total liabilities	$448,632	$566,567

Shareholders’ equity:
Common stock	9,366	9,182
Additional paid-in capital	2,493,701	2,409,204
Accumulated deficit	(2,475,265)	(2,352,417)

Total shareholders' equity	$27,802	$65,969

Total liabilities and shareholders' equity	$476,434	$632,536

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statements of Operations
(Unaudited)

	Nine months ended		Three months ended
	March 31,		March 31,
	2009	2008	2009	2008

Sales and revenue
Product Sales	$324,345	$364,073	$68,315	$147,086
Royalties	174,813	56,906	59,042	51,800
			—
Total sales and revenue	$499,158	$420,979	$127,357	$198,886

Costs of sales and revenue	246,953	273,489	51,771	104,337
Research and development	32,619	30,263	9,323	8,062
Selling, general and administrative	331,308	804,145	84,371	136,902

Total operating expenses	$610,880	$1,107,897	$145,465	$249,301

Operating (loss)	(111,722)	(686,918)	(18,108)	(50,415)

Other income (expense):
Other income (expense)	(754)	—	(765)	—
Interest expense	(10,370)	(7,389)	(4,934)	(553)
Embezzlement expense, net of recoveries	$—	$(200)	$—	$(200)

Loss before income taxes	$(122,846)	$(694,507)	$(23,807)	$(51,168)

Income tax provision	$—	$—	$—	$—

Net loss	$(122,846)	$(694,507)	$(23,807)	$(51,168)

Basic and diluted loss per share	$(0.01)	$(0.08)	$(0.00)	$(0.01)

Number of weighted average common shares
outstanding	9,303,258	9,109,503	9,366,541	9,108,310

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at June 30, 2008	9,247,885	$9,182	$2,409,204	$(2,352,417)	$65,969

Estimated value of warrants issued			1,530		1,530

Adjustment		66	(66)		—

Adjustment			91		91

Sale of common stock pursuant
to exercise of warrants at $0.70 per share	118,656	118	82,942		83,060

Net loss				(122,846)	(122,846)

Balance at March 31, 2009	9,366,541	$9,366	$2,493,701	$(2,475,263)	$27,804

See accompanying notes to condensed financial statements

LGA HOLDINGS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	March 31,
	2009	2008
Net cash used in operating activities	$(91,607)	$(128,715)

Cash flows from investing activities:
Purchase of equipment and other assets	(3,069)	(1,880)

Net cash used in investing activities	(3,069)	(1,880)

Cash flows from financing activities:
Proceeds from notes payable, related party	55,000	124,056
Repayment of notes payable, related party	(54,592)	(124,056)
Proceeds from exercise of stock options	83,060	55,225
Proceeds from sale of common stock	—	125,000

Net cash provided by financing activities	83,468	180,225

Net change in cash	(11,208)	49,630

Cash, beginning of period	19,914	—

Cash, end of period	$8,706	$49,630

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$—	$—

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

The accompanying statements of operations and cash flows reflect the nine-month period ended March 31, 2009 and the three-month period ended March 31, 2009. The comparative figures for the nine-month period ended March 31, 2008 and the three-month period ended March 31, 2008 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

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

LGA HOLDINGS, INC.
Notes to Unaudited Condensed Financial Statements

Note 2:  Related Party

In August 2008, an affiliate loaned the Company $2,000 in the form of an unsecured promissory note.  The note was repaid in full in the same month and no interest was paid for the loan.

In November, 2008, an affiliate loaned the Company $11,515 in the form of an unsecured promissory note.  The note was repaid in full in the same month and no interest was paid for the loan.

In March, 2009, an affiliate loaned the Company $38,000 in the form of an unsecured promissory note.  The note bears 12% annual interest and matures on May 18, 2009.

As of March 31, 2009, accrued interest payable to certain affiliated shareholders totaled $11,260.  Interest accrued for the three months ended March 31, 2009 totaled $1,227.  As of March 31, 2009, the Company was indebted to these affiliated shareholders in the amount of $93,000.

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

Note 4:  Inventory

Inventory consists of raw materials and finished inventory, which have been accounted for at lower of cost or market.  At March 31, 2009, and June 30, 2008, inventories consist of:

	March 31, 2009	June 30, 2008
Raw Materials	$74,967	$77,710
Finished Goods	186,287	225,339
Total Inventory	$261,254	$303,049

Note 5: Unearned Revenue and Royalty Income

In January 2008, we executed a license agreement (“the Agreement”) with a major manufacturer of towing products (“the manufacturer”).  Under the terms of the Agreement, we granted the manufacturer exclusive manufacturing and sales rights to our entire line of hitch-mounted cargo carriers, the Silent Hitch Pin, and the “Pixie” bicycle carrier, for a two-year period in exchange for a $400,000 upfront fee and royalty rights for the life of the related patents.  Following the two-year exclusive period, the manufacturer will have non-exclusive rights for the life of the related patents. The Agreement also gave the manufacturer a one-year right of first refusal (which expired in January, 2009) on any license agreement that the Company may consider with other parties for the Company’s GearWagon 125 and Little Giant trailer products.   We recognize revenue from the upfront fee on a straight-line basis over the two-year exclusive license period. We recognized $50,000 in royalty income from amortization of the upfront fee and $9,042 of additional cash royalties from this license during the quarter ended March 31, 2009.  The balance of unearned revenue, all from the upfront fee, was $149,000 at March 31, 2009.

LGA HOLDINGS, INC.
Notes to Unaudited Condensed Financial Statements

In March, 2009, we executed an agreement with the manufacturer to extend the exclusive period of the license discussed above, on certain portions of the licensed technology, for $50,000 payable in four equal quarterly payments beginning in April, 2009.  Under the agreement, the manufacturer’s exclusive rights to the Company’s Pixie Bicycle Carrier, Silent Hitch Pin, Gear Cage, and Gear Bed technologies, that were set to expire at the end of calendar 2009, are extended to the full lives of the relevant patents.  The manufacturer’s license rights to Gear Deck, Gear Space, Twin Tube, and Juice Box technologies remain unchanged.  Also, the inventory liquidation discussed in Notes 8 & 9 occurred pursuant to this agreement.  In addition, the manufacturer agreed to minimum total annual royalty payments that start at $50,000 for calendar 2010, escalate over succeeding years, and top out at $100,000 for calendar 2013 and all years beyond.

Note 6:  Debt Financing

In February, 2008, we purchased 60 completed GearWagon 125 Sport Utility Trailers costing $116,140 from an outsource manufacturer.   We financed the purchase under terms calling for monthly interest payments at 6 percent.  Principal payments are due upon the sale of trailers. The remaining balance of the loan, classified as a current liability, as of March 31, 2009 is $68,799. All interest under the loan has been charged to expense in the accompanying financial statements.  The outstanding balance on the note is secured by the remaining unsold trailers.

In January, 2009, we borrowed $15,000 from an unaffiliated shareholder on an unsecured promissory note.  The note bore interest at 12%, and matured on March 6, 2009.  This note further provided for issuance to the note-holder of warrants for 3000 shares of common stock in the event that the note was not repaid by February 6, 2009.  As the note had not been repaid as of February 6, 2009, the warrants were issued (see Note 7).  In March, 2009, the note with accrued interest was repaid in full.

Note 7:  Stock Option Activity

On February 6, 2009, the Company granted an unaffiliated investor warrants to purchase an aggregate of 3,000 shares of the Company’s common stock at an exercise price of $1.50 per share (see Note 6).  The warrants became exercisable on the date of grant and will expire on February 6, 2014.  The quoted market price of the stock was $0.51 per share on the date of grant.  The Company valued the options at $0.51 per share, or $1,530 in accordance with SFAS 123(R).  Interest expense of $1530 was recorded in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.42%
Dividend yield	0.00%
Volatility factor	291.00%
Weighted average expected life	5 years

LGA HOLDINGS, INC.
Notes to Unaudited Condensed Financial Statements

A summary of changes in the number of stock options outstanding between June 30, 2008 and March 31, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Years	Value
Outstanding at June 30, 2008	3,505,308	$0.97	5.25	$333,250

Granted	3,000	$1.50	5
Exercised	(118,656)	$0.70	0
Cancelled/Expired	(118,656)	$0.70	0

Outstanding at March 31, 2009	3,270,996	$0.99	4.83	$333,250

Exercisable at March 31, 2009	3,270,996	$0.99	4.83	$333,250

Note 8:  Concentrations

Approximately 34% of product sales in the nine months ended March 31, 2009 were to the manufacturer that licensed our Silent Hitch Pin and hitch-mounted cargo carrier products.  The sales came pursuant to an inventory liquidation plan informally agreed upon with the manufacturer.  Following a similarly-sized inventory liquidation to the manufacturer (formally agreed upon with the manufacturer as part of the license extension agreement discussed in Note 5) scheduled to occur in the fourth quarter of Fiscal 2009, this program will be complete and no further high concentrations of product sales to the manufacturer will be anticipated.

100% of royalty revenues in the nine months ended March 31, 2009 resulted from our license agreement with the manufacturer, and came from the manufacturer.  Since the agreement began in January, 2008, the bulk of these revenues have come from amortization of the already-received upfront fee.  Going forward, we anticipate that ongoing cash royalties paid quarterly will grow both absolutely and as a proportion of total royalty revenues.  If no further license agreements are made, then these ongoing cash royalties will constitute 100% of our royalty revenue subsequent to 31 December, 2009, when amortization of the upfront fee will have been completed.

Note 9:  Subsequent Events

In April, 2009, the $38,000 promissory note discussed in Note 2 was repaid in full.

In April, 2009, the “similarly sized inventory liquidation to the manufacturer” discussed in Note 8 occurred.  Revenue from the sale, amounting to $54,870, exceeded cost of goods sold by a margin smaller than the Company’s normal gross margins.  Management believes the narrower margin was justified due to the pre-planning for the transaction by both parties, and to its unusually efficient execution as a relatively large one-time event.  The inventory liquidation program to the manufacturer is complete and no further high concentrations of product sales to the manufacturer are anticipated.

In April, 2009, the first quarterly payment under the license extension discussed in Note 5 was received.  The Company recognizes this payment upon receipt, and will also recognize the three subsequent scheduled quarterly payments upon receipt.

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

Aero was founded as a product design, development and engineering company. It specializes in providing novel solutions for vehicular cargo carrying enhancements. Aero has patents issued and pending that protect its intellectual property. These patents and claims relate to how cargo can be attached and carried on a vehicle's hitch receiver, frame, or body surface. Some examples are:

◆	Silent Hitch Pin(TM) rigidly couples the connection between the trailer hitch receiver and any inserted ball mount or accessory;

◆	TwinTube(TM) provides a universal mounting structure for carrying gear and equipment with a receiver style hitch;

◆	The fully-enclosed, encapsulated, and easy-opening designs of Aero's product enclosures for cargo safety, security, and accessibility; and

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

◆
GearWagon 125 Sport Performance Trailers(R). Aero's GearWagon(R) line of Sport Performance Trailers(R) are designed for carrying all types of personal, recreational, and commercial gear in an aerodynamic, weather-resistant, secure and attractive transport.

◆
GearSpace(TM) Carriers. The GearSpace(TM) hitch based carrier line consists of two fully enclosed cargo carrier models, GearSpace 34(TM) and GearSpace 20(TM), with three structural options to choose from for varying function while on the vehicle's hitch receiver. These designs offer versatility, security and safety.

◆
 SILENT HITCH PIN(TM). This anti-vibration device takes all movement out of the connection between the vehicle towing system and what's being towed or carried. In short, it freezes the attachment securely in place. It works with most consumer vehicle towing systems.

◆
 TwinTube(TM) System. The TwinTube(TM) ("TT(TM)") System is a patented design that was included in the technology licensed to Sport Rack International/Valley Industries, Inc. as discussed above.  TwinTube(TM) is a universal mounting structure for carrying gear and equipment with a hitch receiver. TwinTube(TM) is also available as a UBI(TM) system (U-Build-It).

◆
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

◆
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

◆
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

◆	TENTRIS(TM) tent and portable structure. New design for tent and portable enclosure applications.

◆
 GearDeck APU(TM). New derivative of Aero's GearDeck 17 system. APU is an all-in-one electrical generator storage, transportation and organization solution designed initially for recreational vehicles. The APU system may also have application with the broader portable generator market.

◆
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

◆
PIXIE ™ BICYCLE CARRIER.  During 2007, Aero developed and patented a new technology for bicycle carriers.  At the prototype stage of development in January 2008, Aero licensed this technology to a major manufacturer of towing equipment.   Aero has received royalties from this license, and expects these royalties to grow  in the future.

The Future

Aero's future focus is on market, partner and product development. There is a large consumer market for Aero's products, and Aero’s approach to this market is to enter it through partnership arrangements with large existing participants.  The license of the Pixie bicycle carrier with a major manufacturer,  discussed above, typifies that approach.  We are offering licenses on all of our existing products under terms similar to that license.  Royalties and other payments stemming from such licenses are currently allocated to fund continuing development of our newer ideas.

Objectives and Sales

     Objectives

◆	To establish manufacturing, sales and marketing for Aero's products domestically and internationally

◆	To continue product development and invention work where a clear payoff is predictable

◆	To establish positive operating cash flow and earnings

Customer Direct Sales

Historically, close to 80% of Aero's revenue has come from direct-to-end-user sales that resulted from the customer finding Aero's web site.  This proportion has declined and is expected to continue declining as a result of recent licenses  and other similar licenses the company may issue in the future.  We make our products available directly to consumers primarily to prove our products’ market viability to potential licensing partners.

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

     Competition

The sport equipment carrier market is a competitive environment with more than ten participants that are larger than Aero and have the following advantages relative to Aero:

     Name recognition

Several competitors have established names with the public. Aero is still relatively unknown. It can take years to establish a Brand name, and Aero is at the beginning of exposing its products and brand to the public.  Aero’s success against these competitors can not be assured.

     Product Lines

Several competitors have broad product lines compared to Aero. Aero participates in the roof top cargo carrier market in a limited way with a roof top version of its GearCage line and with GearBag, a full enclosure cargo bag that works well both on roof tops and as a full-enclosure accessory to GearCage.

In terms of product strength, Aero believes it has several distinct advantages over the competition:

◆	Large cargo capacities and lightweight designs easily surpass the cargo transport capabilities of roof-top products and other receiver based products currently on the market.

◆	The opening systems enable Aero products to enclose space more efficiently.

◆	Aero enclosed carrier products offer increased security over open carriers.

◆	Aero products are safer than rooftop carriers.

◆	Patent filings protect Aero products' ergonomics and efficiencies.

◆	Aero products' aerodynamic efficiencies reduce impact on fuel economy.

◆	Multiple product offerings provide consumers with various options and price consideration.

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

Manufacturing and Development

     Manufacturing

Aero's focus is on product and technology development.  Our manufacturing is limited to light final assembly of our trailers and hitch-mounted cargo carriers.

Aero purchased its initial inventory of LGT-7 trailers from AutoTek China.  Future manufacturing of that product, and other products utilizing that core technology, will be performed by other manufacturers in China.
Aero is actively engaged in specifying sources for all its assembly services, raw materials and parts in order to ensure that its products meet its quality and performance standards. All specified raw materials and parts or acceptable substitutions are available from many suppliers.  Aero does not rely on any one supplier the loss of which would cause any long term adverse consequences to Aero.

     Shipping

The shipping cost of Aero's products is reasonable considering some of the products' sizes. Aero has shipped over 1,000 units from Elkhart, Indiana, to destinations throughout the United States. Aero has had few freight claims for damaged goods and believes it has the packaging adequate to properly protect the product.

Aero utilizes the shipping services of Yellow, DATS, FedEx, National, LTL, UPS, and Old Dominion among others.

     Research and Development

Aero's expenditures for research and development have been $94,095 and $42,654 for the fiscal years ended June 30 2007 and 2008, respectively.  Aero will continue product development and invention work where a clear payoff is anticipated.  Aero is considering numerous ways to branch and grow its current products depending on market opportunity and demand.  Aero continues to work on new product designs and improvements to protect and expand Aero's existing intellectual property.

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

Results of Operations

	Three Months Ended		Nine Months Ended

	31 Mar 09	31 Mar 08	31 Mar 09	31 Mar 08

Revenue	127,357	198,886	499,158	420,979

Cost of Revenue	(51,771)	(104,337)	(246,953)	(273,489)

Gross Margin	75,586	94,549	252,205	147,490

Research and Development	(9,323)	(8,062)	(32,619)	(30,263)

Selling, General, & Administrative	(84,371)	(136,902)	(331,308)	(804,145)

Other Income (Expense), Net	(5,699)	(753)	(11,124)	(7,589)

Net (Loss)	(23,807)	(51,168)	(122,846)	(694,507)

Third Quarter 2009 Compared with Third Quarter 2008

During the third quarter of Fiscal 2009, the Company had revenues of $127,357, which represented a decrease of $71,529 or 36% over the comparable quarter's revenue of $198,886.  A decline of our product sales accounts for the decrease, and reflects (1) generally depressed conditions in the Company’s major markets this year compared to last year and (2) substantially lower sales of the hitch-mounted cargo carrier products that the Company licensed to a major manufacturer in January, 2008.

Cost of revenue decreased $52,566 or 50% from $104,337 in Fiscal 2008 to $51,771 in Fiscal 2009.  The decrease in product costs was due primarily to lower product sales volume.

Gross margin decreased absolutely in the third quarter of 2009 versus the third quarter of 2008, from $94,549 to $75,586, primarily due to lower product sales volume.  The gross margin proportion of revenue increased over the same period due to the shift of the revenue mix from product sales to royalties.  Royalty revenues, of which the Company recognized $59,042 in 2009 versus $51,800 in 2008, carry 100% gross margins.

SG&A expenses decreased from $136,902 in 2008 to $84,371 in 2009, due to lower sales volume in the 2009 quarter, and to rent and other overhead costs of the Company’s Elkhart, Indiana leased facility incurred during the Fiscal 2008 quarter, versus no such costs in the Fiscal 2009 quarter.  In October 2008, the Company terminated its lease on the Elkhart facility and returned the facility to its owner.  The Company’s inventory of GearWagon 125 trailers remains in the former Elkhart facility and payments continue to be made to the facility for specific services rendered in regard to that inventory, at a level substantially reduced from that facility’s previous fixed cost to the Company.

Net loss for the quarter ended March 31, 2009 decreased to ($23,807) or ($0.00) per share as compared to ($51,168) or ($0.01) per share for the quarter ended March 31, 2008 primarily due to cost reductions discussed above, offset by lower product sales revenue discussed above.

First Nine Months 2009 Compared with First Nine Months 2008

During the first nine months of Fiscal 2009, the Company had revenues of $499,158, which represented an increase of $78,179 or 19% over the comparable nine months’ revenue of $420,979.  During the first nine months of Fiscal 2009, the Company recognized $150,000 of royalty income from amortization of a multi-year license fee and received $24,813 of additional cash royalty payments, versus only $50,000 of license fee amortization and $6906 of cash royalty payments in the first nine months of Fiscal 2008.  Product sales in the 2009 first nine months were $324,345 versus $364,073 in 2008.  The decrease in our product sales primarily reflects substantially depressed industry conditions during the 2009 first nine months compared to the prior year period.  The substantial shift of our revenue mix from product sales to royalties was both welcome and anticipated.

Cost of revenue decreased $26,536 or 10% from $273,489 in Fiscal 2008 to $246,953 in 2009.  The decrease in product costs was due primarily to decreased product sales volume.

Gross margin increased substantially in the first nine months of 2009 versus the first nine months of 2008, both absolutely and in percentage terms, from $147,490 in 2008 to $252,205 in 2009, primarily due to the shift in revenue mix from product sales to royalties.  Royalty revenues, of which the Company recognized $174,813 in 2009 versus $56,906 in 2008, carry 100% gross margins.

SG&A expenses decreased from $804,145 in 2008 to $331,308 in 2009, due primarily to $453,900 of stock-based compensation in the first nine months of Fiscal 2008 versus no such compensation in the Fiscal 2009 first nine months.

Net loss for the nine months ended March 31, 2009 decreased to ($122,846) or ($0.01) per share as compared to ($694,507) or ($0.08) per share for the nine months ended March 31, 2008 primarily due to (1) the reduction of Stock-Based Compensation discussed above, and (2) the increase in Gross Margin discussed above.

Liquidity and Capital Resources

The Company's cash position decreased from $19,914 at June 30, 2008 to $8,706 at March 31, 2009. During the third quarter of Fiscal 2009, the Company used ($91,607) of cash to fund operating activities.  During the nine months ended March 31, 2009, we experienced negative cash flows from operating activities and reductions of the balance on our inventory financing note payable and accrued payroll.  These were funded primarily by across-the-board reductions in current assets, increases in some current liabilities, and proceeds from exercise of warrants.

LGA Capital Requirements

The Company reported shareholder equity of $27,802 as of March 31, 2009, as compared to $65,969 as of June 30, 2008.

The Company anticipates that license fees, royalties, product sales revenues, borrowings, and proceeds from exercise of warrants will be sufficient to fund all of our operating activities and present growth plans.  In the event that revenues fall short of our anticipation, or the Company decides to respond to expanding growth opportunities in the future, additional capital may be required.  The Company cannot give any assurance that such additional capital would be available on terms acceptable to shareholders.

The Company is working on several product licensing opportunities that, if completed, have the potential to generate significant operating capital for our business. However, no assurance can be given as to whether these discussions will result in a completed transaction, nor can the Company give any assurances as to the timing or financial magnitude of such a transaction.

While a portion of current liabilities, approximately $93,000, is owed to present officers and/or directors, there can be no assurance that these officers/directors will not seek payment in the near term.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2008, an affiliate exercised warrants to purchase 118,656 shares of the Company’s common stock. Proceeds from the warrant exercise totaled $83,060.  Proceeds were used for general corporate purposes.

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

LGA Holdings, Inc. (Registrant)

Date: May 14, 2009	By:	/s/ Marty Williams